Form 10-Q
period 2004-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2004-09-09
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-50857

Volterra Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3251865
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3839 Spinnaker Court
Fremont, CA 94538
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 743-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   (  )   No   (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   (  )   No   (X)

As of August 30, 2004, the registrant had 23,137,046 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as "would," "could," "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "targets," "seek," or "continue," the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption "Factors that May Affect Future Operating Results" and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

2

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,451	$10,129
Accounts receivable, net	2,076	2,430
Inventory	4,097	2,002
Prepaids and other current assets	538	332
Total current assets	17,162	14,893
Property and equipment, net	1,482	1,189
Other assets	34	34
Total assets	$18,678	$16,116

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,414	$1,621
Accrued liabilities	1,372	1,109
Line of credit	1,400	1,800
Total current liabilities	5,186	4,530
Commitments and contingencies
Convertible preferred stock	60,818	60,818
Stockholders’ (deficit) equity:
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	1,368	1,160
Deferred stock-based compensation	(718)	—
Notes receivable from stockholders	—	(1,581)
Accumulated deficit	(47,982)	(48,817)
Total stockholders’ (deficit) equity	(47,326)	(49,232)

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$18,678	$16,116

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net revenue	$9,144	$6,237	$16,759	$12,307
Cost of revenue	4,242	4,021	7,900	7,742
Gross margin	4,902	2,216	8,859	4,565
Operating expenses:
Research and development	3,000	2,521	5,570	4,894
Selling, general and administrative	1,175	1,078	2,217	2,296
Stock-based compensation (*)	174	—	273	—
Restructuring charge	—	142	—	142
Total operating expenses	4,349	3,741	8,060	7,332
Income (loss) from operations	553	(1,525)	799	(2,767)
Interest and other income	44	43	82	86
Interest and other expense	(3)	(5)	(5)	(6)
Income (loss) before income taxes	594	(1,487)	876	(2,687)
Income tax expense	28	—	41	—

Net income (loss)	$566	$(1,487)	$835	$(2,687)

Basic net income (loss) per share	$0.10	$(0.27)	$0.15	$(0.49)
Shares used in computing basic net income (loss) per share	5,546	5,439	5,559	5,430

Diluted net income (loss) per share	$0.03	$(0.27)	$0.04	$(0.49)
Shares used in computing diluted net income (loss) per share	21,076	5,439	20,851	5,430

(*) Stock-based compensation consists of:
Cost of revenue	$7	—	$13	—
Research and development	100	—	142	—
Selling, general and administrative	67	—	118	—
Total	$174	—	$273	—

The accompanying notes are an integral part of these consolidated financial statements

 VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$835	$(2,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	251	263
Provision for doubtful accounts	161	222
Interest income on stockholders’ notes receivable	(54)	(43)
Stock-based compensation	273	—
Changes in operating assets and liabilities:
Accounts receivable	193	132
Inventory	(2,095)	1,187
Prepaid expenses and other current assets	(206)	(593)
Accounts payable	793	(1,068)
Accrued liabilities	264	41
Net cash provided by (used in) operating activities	415	(2,546)

Cash flows from investing activities:
Acquisitions of property and equipment	(544)	(53)
Other assets	—	15
Net cash used in investing activities	(544)	(38)

Cash flows from financing activities:
Borrowings under line of credit	3,350	4,040
Payments on line of credit	(3,750)	(2,000)
Proceeds from issuance of common stock, net	851	98
Proceeds from issuance of preferred stock, net	—	494
Net cash provided by financing activities	451	2,632

Net increase in cash and cash equivalents	322	48
Cash and cash equivalents, beginning of period	10,129	10,148
Cash and cash equivalents, end of period	$10,451	$10,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	5

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$935	$—
Increase (decrease) in liability for early option exercise, net	$(131)	$—
Cancellation of notes receivable from stockholders in connection with stock repurchase	$1,634	$—

The accompanying notes are an integral part of these consolidated financial statements

 VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

Note 1 - The Company and Summary of Significant Accounting Policies

The Company

Volterra Semiconductor Corporation (the Company or Volterra) was incorporated in Delaware in 1996, and its principal offices are located in Fremont, California. The Company designs, develops and markets proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking and consumer markets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in income.

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s financial statements and notes thereto included in its Registration Statement on Form S-1 (File No. 333-115614) filed with the SEC in connection with the Company’s initial public offering.

On July 8, 2004, Volterra filed an amendment to its Amended and Restated Certificate of Incorporation to effect a 1-for-2 reverse split of its common and preferred stock. All information related to common stock, preferred stock, options and warrants to purchase preferred stock and earnings per share included in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the stock split.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period. The balance sheet as of December 31, 2003 is derived from the audited financial statements as of and for the year then ended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future returns and allowances. The allowance is based upon historical experience, current trends and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances of potential product failure under the Company's standard warranty that provides that products will be free from defects for a period of one year from shipment.

The Company has made no sales to U.S. distributors. Volterra's sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights under the Company's standard warranty. Revenue on these sales is recognized upon shipment when title passes to the distributor. Volterra estimates future international distributor sales returns and allowances based on historical data and current business expectations and reduce revenue for estimated future returns and allowances through the allowance for sales returns. Sales returns from distributors must be authorized by the Company and are generally limited to instances of potential product failure under the same standard warranty described above.

Financial Instruments and Concentrations of Credit Risk

Financial instruments consist of cash equivalents, accounts receivable, accounts payable, line of credit and convertible preferred stock. The carrying value of the Company’s cash equivalents, accounts receivable and accounts payable approximates their respective fair value due to the relatively short maturities of these instruments. The carrying value of the line of credit approximates fair value based on the terms and interest rates in relation to current market rates for similar instruments. The carrying value of convertible preferred stock approximates its fair value in a liquidation scenario.

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	As of
Customer	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Dec. 31, 2003
A	24%	*	26%	*	20%	23%
B	21%	*	12%	*	17%	*
C	16%	20%	18%	18%	28%	36%
D	12%	*	*	*	13%	*
E	12%	*	18%	*	*	14%
F	*	48%	*	49%	*	*
G	*	18%	*	18%	*	13%

* Less than 10%

The Company reports its net revenue in geographic areas according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hong Kong	38%	—	23%	—
Singapore	34%	25%	47%	22%
Taiwan	15%	50%	12%	49%
United States	7%	13%	8%	14%
Other	6%	12%	10%	15%

Substantially all of the Company’s net revenue has been denominated in U.S. dollars.

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average shares of common stock outstanding during the period less weighted average shares of restricted common stock subject to repurchase during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted average shares of common stock and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method, and conversion of convertible preferred stock.

The following table sets forth for all periods presented the computation of basic and diluted net (loss) income per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net (loss) income	$566	$(1,487)	$835	$(2,687)
Denominator:
Weighted average common shares	5,546,175	5,439,220	5,558,915	5,430,219
Unvested restricted common shares subject to repurchase	—	—	—	—
Total shares: Basic	5,546,175	5,439,220	5,558,915	5,430,219
Effect of dilutive securities:
Stock options	2,339,271	—	2,106,813	—
Convertible preferred stock	13,038,133	—	13,038,133	—
Convertible preferred warrants	152,735	—	147,571	—
Total shares: Diluted	21,076,313	5,439,220	20,851,432	5,430,219
Net (loss) income per share — Basic	$0.10	$(0.27)	$0.15	$(0.49)
Net (loss) income per share — Diluted	$0.03	$(0.27)	$0.04	$(0.49)

The following securities outstanding as of June 30, 2003 were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2003 because their effect was antidilutive:

Stock options	3,214,464
Convertible preferred stock	13,038,133
Convertible preferred warrants	181,692
16,434,289

Accounting for Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for the Company's fixed plan stock options. Under this method, compensation expense has been recorded only if the deemed fair value of the underlying stock exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by FASB FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income (loss) if the fair value based method had been used in each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$566	$(1,487)	$835	$(2,687)
Add back stock-based compensation for employee awards included in the determination of net income (loss), net of tax	161	—	260	—
Less stock-based compensation for employee awards determined under the fair-value method, net of tax	(257)	(84)	(468)	(181)
Pro forma net income (loss)	$470	$(1,571)	$627	$(2,868)
Basic net income (loss) per share:
As reported	$0.10	$(0.27)	$0.15	$(0.49)
Pro forma	$0.08	$(0.29)	$0.11	$(0.53)
Diluted net income (loss) per share:
As reported	$0.03	$(0.27)	$0.04	$(0.49)
Pro forma	$0.02	$(0.29)	$0.03	$(0.53)

Note 2 - Inventory

Inventory as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
Work-in-process	$2,676	$1,415
Finished goods	1,421	587
	$4,097	$2,002

Note 3 - Property and Equipment

	June 30,	December 31,
	2004	2003
Computer hardware	$907	$889
Computer software	1,976	1,977
Equipment and furniture	1,995	1,475
Leasehold improvements	605	598
	5,483	4,939
Less accumulated depreciation and amortization	(4,001)	(3,750)
	$1,482	$1,189

Note 4 - Notes Receivable from Stockholders

In April 2004, the Company exercised its call options to repurchase 327,500 shares of common stock from stockholders and offset the aggregate purchase price of $1,634 against indebtedness of the stockholders. As a result, the stockholders’ notes receivable and accrued interest were retired in full and the repurchased shares were retired.

Note 5 - Commitments

The Company leases its facilities under operating lease agreements expiring between 2004 and 2007. Rent expense for the six months ended June 30, 2004 was $239.

The following table sets forth the Company's contractual obligations as of June 30, 2004:

	2004	2005	2006	2007	2008
Future minimum lease commitments	$223	$455	$446	$270	$—
Open inventory purchase commitments	1,449	—	—	—	—
	$1,672	$455	$446	$270	$—

Open inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers. As of June 30, 2004, the Company had $1,449 of open inventory purchase commitments.

Note 6 - Subsequent Events

In August 2004, Volterra sold 4,558,601 shares of its common stock in its initial public offering at an offering price of $8.00 per share. The Company received total proceeds of approximately $32.4 million, net of related issuance fees and estimated offering costs. In connection with the initial public offering, 13,038,133 shares of preferred stock were converted into the same number of common shares and the carrying value of convertible preferred stock was reclassified to additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please note the "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this quarterly report and consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. As of June 30, 2004, we had an accumulated stockholders’ deficit of $48.0 million. We have been profitable for the past two quarters and have generated net revenue of $16.8 million and net income of $0.8 million in the six months ended June 30, 2004, compared to $12.3 million in net revenue and a net loss of $2.7 million for the six months ended June 30, 2003.

We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking and consumer markets. In 2003 and the first six months of 2004, most of our revenue was derived from sales into high-performance systems in the computing and storage markets. From our first generation of products to our third, we have significantly reduced system cost and size, while enhancing performance and features, thus enabling us to expand our presence in our existing markets and to address the needs of more cost-sensitive, higher-volume markets.

In reviewing our performance, we focus on the following key non-financial factors: customers and market penetration; product introduction and performance. We evaluate our performance as to these non-financial factors against our operating plans and internally developed goals. We also focus on the following key financial factors: net revenue, and gross margin and income from operations as a percentage of net revenue. The following table summarizes those key financial factors over the last five quarters:

	Three Months Ended
	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004
Net revenue (in thousands)	$6,237	$6,308	$6,504	$7,615	$9,144
As a percent of net revenue:
Gross margin	36%	47%	47%	52%	54%
(Loss) income from operations	(24%)	(13%)	(8%)	4%	6%

While our business will be influenced by factors affecting the semiconductor industry generally and by conditions in each of the markets we serve, because of our small scale relative to our markets, we believe our business will be influenced principally by company-specific factors such as our execution in design engineering, sales and operations. We expect any future net revenue growth to be driven principally by our penetration of, and our expansion within, new and existing customers and markets.

Our lengthy sales cycles make forecasting the volume and timing of orders difficult. The design phase of our sales cycle can take up to 12 months to complete. The commercial introduction of systems that use our products can take an additional six to 12 months or longer to occur, if they are introduced at all.

The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements. Purchase orders are frequently revised prior to shipment, to reflect changes in the customer’s requirements. Product deliveries are scheduled upon our receipt of purchase orders. Generally, these orders allow customers to reschedule delivery dates and cancel orders on relatively short notice. In addition, in circumstances where we have achieved our financial objectives in a period or if we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, we believe that backlog is not necessarily a reliable indicator of future revenue, and therefore we do not report backlog.

While our limited operating history and recent rapid growth make it difficult for us to assess the impact of seasonal factors on our business, we expect our business to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar new year holidays in Asia during late January and early February, during which time many of our customers, manufacturers and subcontractors cease or significantly reduce their operations. We have recently begun to focus on higher-volume applications across multiple markets. In these markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season.

Our gross margins have historically varied significantly, and are expected to continue to vary significantly, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies in which we sell, and the size and nature of our customers in these markets. In addition, we estimate that the average selling prices for power management solutions have typically declined 5 to 10% per year from initial introduction. As a result, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

Our products have typically sold for between approximately $0.50 and $5.00 per unit. With such a relatively wide range of unit prices, changes in average selling prices, or ASPs, can result merely from a change in product mix, reducing the effectiveness of ASP as an indicator of gross margin. In addition, successive generations of our products historically have had lower unit prices than prior generations, which reduces overall ASP, but have had a neutral or positive effect on gross margin due to their decreased manufacturing unit costs.

We expect operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue. Our research and development expenses fluctuate as a result of long design cycles and the timing of major expenditures for prototypes and product development and will increase with increased headcount. To date, we have not typically compensated our employees with sales commissions, but expect to do so in the future. If we do so, we expect selling costs to increase in relation to any increase in net revenue. Our general and administrative expenses are expected to grow reflecting the costs associated with being a publicly-traded company.

The electronics manufacturing industry is complex and disaggregated, with many electronic system designers relying upon a few distributors and outsourced suppliers to provide procurement, manufacturing, design and other supply chain related services within the industry. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers. Electronic system designers incorporate our products in a number of different electronic systems. These system designers obtain our products directly from us, or indirectly through distributors and outsourced suppliers. Outsourced suppliers are ODMs, CEMs and power supply manufacturers that manufacture for system designers to which we market our products. As a result, our sales and accounts receivable are concentrated in a small number of distributors and outsourced suppliers which in turn supply other electronics companies. For the six months ended June 30, 2004, our top four customers accounted for 26%, 18%, 18% and 12% of our net revenue, respectively. Of these customers, one is an OEM, another is a power-supply manufacturer and two are distributors. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.

We typically sell directly through our internal sales force to customers in North America, and indirectly through distributors and outsourced suppliers in other locations, though we do sell directly to some of our customers in Asia and Europe. As most of the systems that use our products are manufactured outside of the United States, the percentage of our net revenue generated outside the United States was 92% and 86% for the six months ended June 30, 2004 and 2003, respectively. To date, substantially all of our net revenue has been denominated in U.S. dollars and we expect to continue this practice. We report our net revenue by geographic areas according to the destination to which we shipped our product.

Because we use third-party subcontractors to manufacture, assemble and test our products, our business has relatively low capital requirements. We purchase our inventory pursuant to standard purchase orders. As lead-times at our manufacturing partners can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to potential inventory risk.

Net Revenue. Net revenue consists primarily of sales of our power management semiconductor products. We have made no sales to U.S. distributors. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances.

Cost of Revenue. Our cost of revenue consists primarily of purchases of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Cost of revenue as a percentage of net revenue has varied from quarter to quarter based on our average selling prices, mix of product sales, product ramps and manufacturing volumes, yields and inventory and overhead costs.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees involved in the design and development of our products, and the depreciation costs related to equipment being used for research and development. All research and development costs are expensed as incurred.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees involved in general management, sales and marketing, finance and information technology, travel and entertainment expenses, professional services expenses, and finance and insurance expenses.

Stock-Based Compensation. In connection with grants of stock options we recorded $0.9 million and $0 of deferred stock-based compensation for the six months ended June 30, 2004 and 2003, respectively. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. The deferred stock-based compensation is amortized over the vesting period of the related options. As of June 30, 2004, we had an aggregate of $0.7 million of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

Income Taxes. Our effective tax rate is based on our annual effective tax rate in accordance with SFAS No. 109 "Accounting for Income Taxes." We recorded provisions for income taxes of approximately $41,000 for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003, resulting in an effective tax rate of 4.7% and 0% for the respective periods. The increase in our effective tax rates was due to the commencement of profitable operations. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of the net operating losses.

Critical Accounting Policies
Management believes there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2004 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated July 28, 2004, filed with the SEC on July 29, 2004 in connection with our initial public offering.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Net Revenue:	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	46	65	47	63
Gross margin	54	35	53	37
Operating expenses:
Research and development	33	40	33	40
Selling, general and administrative	13	17	13	19
Stock-based compensation	2	—	2	—
Restructuring charge	—	2	—	1
Total operating expenses	48	59	48	60
Income (loss) from operations	6	(24)	5	(23)
Interest and other income, net	—	—	—	1
Income (loss) before income taxes	6	(24)	5	(22)
Income tax expense	—	—	—	—
Net income (loss)	6%	(24)%	5%	(22)%

Comparison of Quarter Ended June 30, 2004 to Quarter Ended June 30, 2003

Net Revenue. Net revenue was $9.1 million in the three months ended June 30, 2004 and $6.2 million in the three months ended June 30, 2003, an increase of 47%. Volume shipments increased 52% in the second quarter of 2004 as compared to the second quarter of 2003, primarily due to higher sales in the computing and storage markets.

For the three months ended June 30, 2004, we had no revenue from Weikeng, an international distributor, compared to 48% of net revenue for the three months ended June 30, 2003. We began to reduce our activity with Weikeng in mid-2003 and terminated our relationship in October 2003. Our operations were not impacted as the affected customers either established direct relationships with us or began purchasing from our other distributors. As a result, our sales to two of these distributors increased such that each represented more than 10% of our net revenue for the three months ended June 30, 2004.

Cost of Revenue and Gross Margin. Cost of revenue was $4.2 million for the three months ended June 30, 2004 and $4.0 million for the three months ended June 30, 2003. Gross margin was $4.9 million for the three months ended June 30, 2004 as compared to $2.2 million for the three months ended June 30, 2003, an increase of 121%. Gross margin as a percent of net revenue increased to 54% for the three months ended June 30, 2004 as compared to 36% for the three months ended June 30, 2003. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of our first generation products, which had lower gross margins than our newer products. We expect our gross margins to fluctuate as we introduce new products, our sales mix changes and our selling prices and costs per unit change over time.

Research and Development. Research and development expenses were $3.0 million for the three months ended June 30, 2004 as compared to $2.5 million for the three months ended June 30, 2003, an increase of 19%. The increase was primarily associated with increased prototype development spending. While likely declining as a percentage of net revenue in the near future, we intend to invest a significant amount of resources into research and development activities and therefore expect these expenses to increase in absolute dollars and to fluctuate due to periodic additional expenditures for product prototypes and qualification.

Selling, General and Administrative. Selling, general and administrative expenses were $1.2 million for the three months ended June 30, 2004 as compared to $1.1 million for the three months ended June 30, 2003, an increase of 9%. The increase was primarily associated with increased headcount and professional services in anticipation of our initial public offering. We anticipate our sales, general and administrative expenses to increase in absolute dollars as we hire additional sales and administrative personnel and incur additional costs associated with being a publicly traded company.

Stock-based Compensation. Employee stock-based compensation expense was $0.2 million for the three months ended June 30, 2004 and $0 for the three months ended June 30, 2003. Options granted during the first and second quarters of 2004 were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Income Tax Expense. Income tax expense was $28,000 for the three months ended June 30, 2004 and $0 for the three months ended June 30, 2003. Income tax expense in 2004 is based on our estimated annual effective tax rate of 4.7%. We recorded no income tax expense or benefit in 2003 because of pre-tax losses and a full valuation allowance recorded against net operating losses.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Net Revenue. Net revenue was $16.8 million in the six months ended June 30, 2004 and $12.3 million in the six months ended June 30, 2003, an increase of 36%. Volume shipments increased 45% in the first half of 2004 as compared to the first half of 2003, primarily due to higher sales in the computing and storage markets.

For the six months ended June 30, 2004, we had no revenue from Weikeng, an international distributor, compared to 49% of net revenue for the six months ended June 30, 2003. Our operations were not impacted as the affected customers either established direct relationships with us or began purchasing from our other distributors. As a result, our sales to two of these distributors increased such that each represented more than 10% of our net revenue for the six months ended June 30, 2004.

Cost of Revenue and Gross Margin. Cost of revenue was $7.9 million for the six months ended June 30, 2004 and $7.7 million for the six months ended June 30, 2003. Gross margin was $8.9 million for the six months ended June 30, 2004 as compared to $4.6 million for the six months ended June 30, 2003, an increase of 94%. Gross margin as a percent of net revenue increased to 53% for the six months ended June 30, 2004 as compared to 37% for the six months ended June 30, 2003. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of our first generation products, which had lower gross margins than our newer products.

Research and Development. Research and development expenses were $5.6 million for the six months ended June 30, 2004 as compared to $4.9 million for the six months ended June 30, 2003, an increase of 14%. The increase was largely associated with increased prototype development spending.

Selling, General and Administrative. Selling, general and administrative expenses were $2.2 million for the six months ended June 30, 2004 as compared to $2.3 million for the six months ended June 30, 2003, a decrease of 3%. The decrease was primarily associated with reduced operating expenses following our restructuring in June 2003 relating to a reduction in work force, partially offset by increased headcount and professional services in anticipation of our initial public offering.

Stock-based Compensation. Employee stock-based compensation expense was $0.3 million for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003. Options granted during the first half of 2004 were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Income Tax Expense. Income tax expense was $41,000 for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003. Income tax expense in 2004 is based on our estimated annual effective tax rate of 4.7%. We recorded no income tax expense or benefit in 2003 because of pre-tax losses and a full valuation allowance recorded against net operating losses.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $12.0 million, including cash and cash equivalents of $10.5 million. Since our inception, we have financed our operations primarily through private sales of equity securities totaling $60.8 million. We have also funded operations with debt financing under our bank credit facility and with capital leases. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future. In August 2004, we received total proceeds of approximately $32.4 million, net of related issuance fees and estimated offering costs, from our initial public offering.

Net cash of $0.4 million was provided by operating activities in the six months ended June 30, 2004 compared to net cash used by operating activities of $2.6 million in the six months ended June 30, 2003. The change is primarily due to increases of $3.5 million and $1.9 million in net income and accounts payable, respectively, in the six months ended June 30, 2004, offset in part by increases in inventory of $3.3 million. In 2004, the inventory increase was related to increasing sales volumes. Similarly, increased accounts payable balances reflected higher inventory purchases. These increases reflected our overall growth in operations.

Our investing activities used net cash in the amounts of $0.5 million and $38,000 for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities during these periods was primarily for the acquisition of property and equipment.

Our financing activities provided $0.5 million and $2.6 million, for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, proceeds of $0.9 million were received from the issuance of common stock in connection with employee exercises of stock options, partially offset by net payments on our line of credit of $0.4 million. During the six months ended June 30, 2003, the net cash provided by financing activities was primarily due to net borrowings of $2.0 million under our line of credit and $0.5 million from the issuance of preferred stock.

In the first six months of 2004, we used our bank line of credit to generate an additional $3.4 million of debt financing which was repaid in full within the same period. Our bank line of credit allows us to borrow based on eligible accounts receivable up to a maximum of $3.5 million, which can be increased to a maximum of $5.0 million at our option. As of June 30, 2004, $1.4 million was outstanding under the bank line of credit, and $0.5 million remained available based on eligible accounts receivable. Interest on borrowings under this line of credit accrues at the prime rate plus 0.5%. This line of credit expires on June 24, 2005.

Contractual Obligations

We depend entirely upon third party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we must order these materials well in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.

The following table sets forth our contractual obligations as of June 30, 2004 (in thousands):

	2004	2005	2006	2007	2008
Future minimum lease commitments	$223	$455	$446	$270	$—
Open inventory purchase commitments	1,449	—	—	—	—
	$1,672	$455	$446	$270	$—

Open inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers. As of June 30, 2004, we had $1.4 million of open inventory purchase commitments.

Factors that May Affect Future Operating Results

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

We are an early stage semiconductor company with a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

       We have a limited operating history. While our commercial operations began in August 1996, our first products were not shipped until the first quarter of 2000 and most of our current products have been sold in significant quantities for only a short time. You should consider our business and prospects in light of the risks and difficulties we encounter as an early stage company. These risks and difficulties include the following:

•	we have limited historical financial data from which to predict our future revenue and operating results;

•	we are subject to the highly cyclical nature of, and downturns in, the semiconductor industry;

•	we depend on a small number of customers for substantially all of our net revenue;

•	we have a limited number of products; and

•	we may face difficulties in managing growth in personnel and operations.

       We may not be able to successfully address any of these risks or others, including the other risks related to our business and industry described below. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our operating results.

       In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include:

•	changes in the level of our expenses, including the cost of materials used to manufacture our products;

•	the cyclical nature of the semiconductor industry;

•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the timing of introductions of competing products or technologies;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	customers’ failure to pay us on a timely basis;

•	varying order patterns in the markets in which we sell our products;

•	changes in foreign currency rates; and

•	changes in accounting principles or policies, including an election by us, or a requirement, to treat stock option grants as an operating expense.

       Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.

We have a history of losses, have only recently experienced revenue growth and become profitable and may not maintain profitability on a quarterly basis or achieve profitability on an annual basis.

       We experienced profitability for the first time in the first quarter of 2004. We incurred net losses of approximately $13.3 million, $9.2 million and $4.0 million in 2001, 2002 and 2003, respectively, and as of June 30, 2004, we had an accumulated deficit of $48.0 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 60% from $15.7 million in 2002 to $25.1 million in 2003. Revenue increased 36% from $12.3 million for the first six months of 2003 to $16.8 million for the first six months in 2004. However, we do not expect to maintain similar revenue growth rates in future periods. We may also incur losses in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly basis or achieve profitability on an annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. We may not maintain profitability on a quarterly basis or achieve profitability on an annual basis.

We are subject to the highly cyclical nature of the semiconductor industry and any future downturns could significantly harm our business.

       Our business is heavily influenced by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our business or reduce our revenue from one period to the next or for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to factors that affect the semiconductor industry generally.

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.

       We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2003, four customers each accounted for more than 10% of our net revenue and collectively accounted for 78% of our net revenue. In the first six months of 2004, four customers each accounted for more than 10% of our net revenue and collectively accounted for 74% of our revenue, and we expect sales to a small number of customers to continue to account for a substantial portion of our net revenue during the remainder of 2004. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers would have a substantial negative impact on our business. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.

       While we sell some of our products directly to certain of our customers, most purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 56% of our net revenue for 2003 and 50% of our net revenue for the six months ended June 30, 2004. In particular, our sales to Weikeng Industrial, an international distributor, accounted for approximately 28% of our net revenue in 2003, and 0% in the six months ended June 30, 2004. In October 2003, we terminated our relationship with Weikeng and established direct relationships with certain of the affected customers while others began purchasing from our other distributors. If we are unable to effectively serve customers who previously purchased products from Weikeng, or our other distributors materially reduce their purchases from us, our operating results would suffer.

       None of our distributors are required to purchase a specified minimum level of products from us. Our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to accurately and timely report to us their sales of our products. Our inability to obtain accurate and timely reports from our distributors would limit our visibility into demand for our products. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

       We need to maintain and expand our relationships with distributors, develop additional channels for the distribution and sale of our products and effectively manage these relationships. If we fail to do so, our distributors may decide not to include our products among those that they sell or they may not make marketing and selling our products a priority. In addition, our distributors may sell product lines that are competitive with ours. If we fail to successfully manage our relationships with distributors, our business would be harmed.

We depend on a limited number of markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.

       In the first six months of 2004, most of our net revenue was derived from the sale of our products in the high-performance computing and storage markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.

       In addition, we expect our business in these markets to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia during late January or early February, during which time many of our customers, manufacturers and subcontractors cease or significantly reduce their operations. We have recently begun to focus on higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, graphics cards, hard disk drives, mobile phones, optical drives, printers, wireless local area network cards and wireless personal digital assistants. In these higher-volume markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products to address changes in demand, our operating results would be harmed.

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.

       We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the foreseeable future. If demand for these products declines or does not grow, we may be forced to diversify our product offerings. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated. Our inability to diversify our products in a timely and cost-effective manner would harm our business and operating results.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, our operating results and competitive position could be harmed.

       Our industry is characterized by intense competition, rapidly evolving technology and continually changing requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition could be negatively affected.

       The successful development and market acceptance of our products depend on a number of factors, including:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	successful development of relationships with key developers of advanced digital semiconductors; and

•	changes in technology, industry standards or consumer preferences.

       Products we have recently developed and which we are currently developing, such as the fourth generation of our products, may not achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, operating results and competitive position could be adversely affected.

We have experienced, and may in the future experience, delays in the development and introduction of our products, which may harm our business and operating results.

       The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. In the past, we have experienced delays in the design and development of our products due to longer than anticipated development time, design errors and specification changes. While we have implemented procedures designed to minimize these delays, we cannot assure you that these procedures will be effective or that delays may not occur in the future. Any delay in the introduction of new products or new generations or versions of our existing products could harm our business and operating results.

The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if system designers do not design our products into their electronic systems.

       We devote significant time and resources in working with system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort and risk for system designers. If system designers do not design our products into their electronic systems, our business would be materially and adversely affected.

       We often incur significant expenditures in the development of a new product without any assurance that system designers will select our product for use in their electronic systems. If we incur such expenditures and fail to be selected, our operating results will be adversely affected. Furthermore, even if system designers use our products in their electronic systems, we cannot be assured that these systems will be commercially successful or that we will receive any associated revenue.

       Even if our products are selected to be designed into a particular electronic system, a substantial period of time will elapse before we generate revenue related to the significant expenses we have incurred. The reasons for this delay generally include the following:

•	it can take up to 12 months from the time our products are selected to complete the design process;

•	it can take an additional six to 12 months or longer to complete commercial introduction of the electronic systems that use our products, if they are introduced at all;

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems;

•	OEMs typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and

•	the development and commercial introduction of products incorporating new technology are frequently delayed.

       As a result, we are unable to accurately forecast the volume and timing of our orders and revenue. In addition, incurring expenses prior to generating revenue may cause our operating results to fluctuate significantly from period to period.

Our products are highly complex and may require modifications to resolve undetected errors or failures and meet our customers’ specifications, which could lead to an increase in our costs, a loss of customers, a delay in market acceptance of our products or product liability claims.

       Our power management products are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects, we may incur additional development, repair or replacement costs, and our credibility and the market acceptance of our products could be harmed. In 2002 and 2003, we incurred costs in connection with the replacement of products due to a manufacturing defect in our products. Defects could also lead to liability for defective products as a result of lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

       Our products comprise only part of the complex electronic systems in which they are used. As a result, our products must operate according to specifications with the other components in the electronic system. If other components of the electronic system fail to operate properly with our products, we may be required to incur additional development time and costs to enable interoperability of our products with these other components.

We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors.

       The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our business, revenue and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including:

•	our ability to continue to recruit and retain engineering talent;

•	our ability to introduce new products in a timely manner;

•	the pricing of components used in competing solutions;

•	the pace at which our customers incorporate our products into their systems;

•	the availability of foundry, assembly and test capacity for our products;

•	protection of our products by effective utilization of intellectual property laws; and

•	general economic conditions.

       We consider our primary competitors to include Analog Devices, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products, Semtech and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets.

       Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost. In addition, in the event of a manufacturing capacity shortage, these competitors may have or be able to obtain silicon wafer fabrication capacity when we are unable to.

       We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new or enhanced technologies that may offer greater performance and improved pricing, any of which could cause our products to become obsolete or uncompetitive and harm our operating results.

Our dependence on third-party semiconductor manufacturers reduces our control over the manufacture of our products, which could harm our business.

       We are a fabless semiconductor company and, as such, we rely on third parties to manufacture our products. Our principal third-party semiconductor manufacturers, or foundries, are Taiwan Semiconductor Manufacturing Corporation, Chartered Semiconductor Corporation and Samsung Electronics. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including:

•	inability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	inability of our foundries to obtain an adequate supply of the raw materials used in the manufacturing of our products on a timely and cost-effective basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on silicon wafers or products supplied to us;

•	labor shortages or labor strikes;

•	natural disasters affecting countries in which we conduct our business or in which our products are manufactured; and

•	political instability in countries where our products are manufactured.

       In addition, because we work with foundries to make specified modifications to their standard process technologies, transitioning the manufacturing of our products to other foundries can require substantial lead time. Any such delay resulting from such transition could negatively affect product performance, delivery and yields or increase manufacturing costs. If we are not able to obtain foundry capacity as required, our relationships with our customers would be harmed and our net revenue would likely decline.

If our foundries fail to achieve satisfactory yields or quality, our revenue and operating results could decrease, and our relationships with our customers and our reputation may be harmed.

       The manufacturing process of our products is technically challenging. In 2002 and 2003, we experienced lower than expected yield and quality levels at one of our foundries, which caused us to incur costs in connection with the replacement of products. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. When our products are qualified with our foundries, minimum acceptable yields are established. If actual yields are above the minimum, we incur the cost of the silicon wafers. Manufacturing yields for our new products tend to be lower initially and increase as we achieve full production. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, resulting in potential loss of revenue and lower profitability.

We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue and limit our growth.

       We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering and ST Assembly Test Services, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue and negatively impact our growth.

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts or other natural disasters or any additional outbreak of SARS or other public health issues could significantly delay the production or shipment of our products.

       Our principal offices are located in California. In addition, we rely on foundries in Taiwan, Singapore and South Korea, and assembly and test subcontractors in Singapore, South Korea, the Philippines and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages and other disruptions that impair our design, manufacturing and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, additional outbreaks of SARS or other public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

The average selling prices of our products could decrease rapidly, which may negatively impact our net revenue and operating results.

       The average selling prices for power management solutions have historically declined over time. Factors that we expect to cause downward pressure on the average selling price for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors and other factors. To maintain acceptable operating results, we will need to offset any reduction in the average selling prices of our products by developing and introducing new products and developing new generations and versions of existing products on a timely basis, increasing sales volume and reducing costs. If the average selling prices for our products decline and we are unable to offset those reductions, our operating results will suffer.

We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.

       To ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and not directly to system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue without allowing us sufficient time to reduce our inventory and operating expenses. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, political instability and currency fluctuations.

       In 2003 and the first six months of 2004, 87% and 92%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales and operations personnel in Taiwan and Singapore. Our foundries, assembly and test subcontractors and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

•	cultural and language barriers;

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws and regulatory and tax environments;

•	potentially longer and more difficult collection periods;

•	political instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	highly volatile economies in Asia;

•	difficulty in hiring qualified management, technical sales and applications engineers; and

•	less effective protection of intellectual property than is afforded to us in the United States.

       All sales and all purchases of production materials and manufacturing services from international suppliers in 2003 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

       Our inability to overcome these risks could adversely affect our foreign operations, and some of our customers and suppliers, and could harm our business and operating results.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

       We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy and management of our strategic relationships. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have "key person" life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

If we do not effectively manage our growth, our resources, systems and controls may be strained and our operating results may suffer.

       In recent periods, we have significantly increased the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our operational and financial systems, additional personnel and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

       We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2004, we had 27 issued patents and 15 applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to March 2022. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.

       The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

       We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify customers for certain claims of infringement arising out of the use of our products.

Any potential dispute involving our patents or other intellectual property could also include our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

       In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Because we indemnify our customers against claims made against them based on allegations that our products infringe intellectual property rights, such litigation could result in substantial expense for us. In addition to the time and expense required for us to indemnify our customers, any such litigation could hurt our relations with our customers and cause our operating results to be harmed.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

       We believe our existing cash balances, our bank credit facility and cash expected to be generated from our operating activities will be sufficient to meet our working capital, capital expenditures and other cash needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

       We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	our lack of experience acquiring other businesses;

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	the need for financial resources above our planned investment levels;

•	overestimation of potential synergies or a delay in realizing those synergies;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience; and

•	the potential loss of key employees of the acquired company.

       Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders. Furthermore, acquisitions could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, impairment of goodwill or the amortization of amounts related to deferred compensation and to identifiable purchased intangible assets, any of which would negatively affect our operating results.

Our stock price will fluctuate and may be volatile, which could result in substantial losses for investors and significant costs related to litigation.

      Investors may be unable to resell their shares at or above the purchase price and this could result in substantial losses for those investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our revenue, operating results or growth rate;

•	failure to meet the expectations of securities analysts or investors with respect to our financial performance;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	sales of our common stock or other securities in the future;

•	stock market price and trading volume fluctuations of publicly-traded companies in general and semiconductor companies in particular;

•	the trading volume of our common stock;

•	changes in financial estimates and ratings by securities analysts for us, our competitors or companies in the semiconductor industry generally;

•	changes in the condition of the financial markets, the economy as a whole, the semiconductor industry, our customers or our competitors;

•	publicity about the semiconductor industry, our competitors or our customers; and

•	additions or departures of key personnel.

       The stock market in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

      In the past, securities class action litigation has often been brought against companies following periods of volatility and decline in the market price of their securities. Technology companies have experienced stock price volatility that is greater than that experienced by many other industries in recent years and as a result have been subject to a greater number of securities class action claims. If our stock price is volatile or declines, we may be the target of similar litigation in the future. Securities litigation could result in significant costs and divert management’s attention and resources, which could seriously harm our business and operating results.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

       The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

       We believe that our executive officers, directors and principal stockholders, in the aggregate, beneficially own a majority of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

Being a public company will increase our expenses and administrative burden.

       We completed our initial public offering in August 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, in 2004, we have created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

       In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Anti-takeover provisions of our charter documents and Delaware law could prevent or delay transactions resulting in a change in control.

       Our certificate of incorporation and our bylaws may make more difficult or discourage, delay or prevent a change in the ownership of our company or a change in our management or our board of directors. The following are examples of provisions that are included in our certificate of incorporation and bylaws that might have those effects:

•	our board of directors is classified so that not all members of our board may be elected at one time;

•	directors may only be removed "for cause" and only with the approval of stockholders holding a majority of our outstanding voting stock;

•	the ability of our stockholders to call a special meeting of stockholders is prohibited;

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•
our board of directors may designate the terms of and issue new series of preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock without stockholder approval.

In addition, we are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an "interested stockholder" and may not engage in "business combinations" with us for a period of three years from the time the person acquired 15% or more of our voting stock.

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2004, we had no significant investments and substantially all of our cash equivalents were held in money market accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide, reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended June 30, 2004, we sold and issued the following securities which were not registered under the Securities Act of 1933:

(1) During the quarter ended June 30, 2004, we sold an aggregate of 186,683 shares of our common stock (after giving effect to the one-for-two reverse split of our common and preferred stock that took place on July 8, 2004) to employees and consultants for cash consideration in the aggregate amount of $585,409 upon the exercise of stock options granted under our 1996 Stock Option Plan.

(2) During the quarter ended June 30, 2004, we granted stock options to employees, directors and consultants under our 1996 Stock Option Plan covering an aggregate of 196,812 shares of common stock, at exercise prices ranging from $5.00 to $9.32 per share (after giving effect to the one-for-two reverse split of our common and preferred stock that took place on July 8, 2004). One quarter of the shares subject to each option vest one year after the date of grant and the remaining shares vest quarterly thereafter over three years.

The issuances described in paragraphs (1) and (2) above in this Item 2 were deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act of 1933 as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

(b) On July 28, 2004, our registration statement on Form S-1 (Registration No. 333-115614) was declared effective for our initial public offering, pursuant to which we registered 5,175,000 shares of common stock to be sold by us, including 675,000 shares subject to the underwriters’ over-allotment option. The stock was offered at a price of $8.00 per share or an aggregate price of $41,400,000. Our common stock commenced trading on July 29, 2004. The offering closed in August 2004 after the sale of a total of 4,558,601 shares of our common stock (including 58,601 shares issued pursuant to the exercise of the underwriters’ over-allotment option) for an aggregate price of $36,468,808, and as a result, we received net proceeds of approximately $33.9 million (after underwriters’ discounts of approximately $2.6 million). The underwriters of the offering were Goldman, Sachs & Co., Piper Jaffray and Thomas Weisel Partners LLC. We incurred additional estimated related expenses of approximately $1.5 million, which together with the underwriters’ discount, totaled approximately $4.1 million in estimated expenses related to the offering. Net proceeds after all estimated expenses approximated $32.4 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities, or to our affiliates. To date, we have not used any part of the net proceeds from the offering. We intend to use the net proceeds from the offering for general corporate purposes, including working capital, research and development expenses, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures. We have no current agreements or commitments with respect to any such investment, acquisition or joint venture, and we currently are not engaged in negotiations with respect to any such investment, acquisition or joint venture. Pending use of the net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment grade securities.

(c) Below is a summary of stock repurchases for the three months ended June 30, 2004 (without giving effect to the one-for-two reverse stock split that took place on July 8, 2004).

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 -April 30, 2004	655,000 (1)	$2.495	0	-
May 1, 2004 -May 31, 2004	0	—	0	-
June 1, 2004 -June 30, 2004	0	—	0	-
Total	655,000	$2.495	0	-

(1) Shares were purchased pursuant to the exercise by offset of indebtedness of call options granted to us by certain of our founders.

Item 4. Submission of Matters to a Vote of Security Holders

In June 2004, prior to our initial public offering, we submitted the following matters to our stockholders for their approval. On June 28, 2004, our stockholders approved each of these matters, as set forth below, by written consent. We did not receive written consent from every stockholder. As of the record dates for taking such action, we had 36,722,057 shares of our common stock outstanding (on an as-if-converted to common stock basis), without giving effect to the one-for-two reverse stock split that took place on July 8, 2004. The following actions were approved:

1)	An amendment and restatement of our Certificate of Incorporation to be effective upon the closing of our initial public offering, to, among other things, (i) delete the provisions in the certificate designating the rights and preferences of our preferred stock which would no longer be outstanding following the conversion of such preferred stock into common stock upon the closing of the initial public offering, (ii) authorize 5,000,000 shares of undesignated preferred stock, (iii) authorize 200,000,000 shares of common stock and (iv) provide for certain stockholder protection measures.

2)	An amendment and restatement of our Bylaws to be effective upon the closing of our initial public offering.

3)	An amendment and restatement of our 1996 Stock Option Plan so as to increase the number of shares of common stock reserved for issuance under such plan from 11,567,500 to 13,467,500 (on a pre-split basis).

4)	The adoption of our 2004 Equity Incentive Plan, which is an amendment and restatement of our 1996 Stock Option Plan, our 2004 Non-Employee Directors’ Stock Option Plan and our 2004 Employee Stock Purchase Plan, to be effective upon the first day that our common stock was publicly traded.

5)	A form of indemnity agreement entered into with certain of our former and current directors and officers and to be entered into with each of our current and future directors and officers.

The results of the voting from stockholders that returned written consents for the actions listed above were 27,981,160 for and none against.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(1)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2004	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand

Greg Hildebrand Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(1)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

