Form 10-Q
period 2004-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2004-10-28
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50857

Volterra Semiconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3251865 (I.R.S. Employer Identification No.)

3839 Spinnaker Court
Fremont, CA 94538
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 743-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 26, 2004, the registrant had 23,138,004 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors that May Affect Future Operating Results” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,548	$10,129
Short-term investments	14,896	—
Accounts receivable, net of allowances for sales returns and doubtful accounts of $945 and $666 as of September 30, 2004 and December 31, 2003, respectively	4,240	2,430
Inventory	4,850	2,002
Prepaid expenses and other current assets	746	332

Total current assets	52,280	14,893
Property and equipment, net	1,520	1,189
Other assets	34	34

Total assets	$53,834	$16,116

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,263	$1,621
Accrued liabilities	2,287	1,109
Line of credit	—	1,800

Total current liabilities	6,550	4,530

Commitments and contingencies
Convertible preferred stock	—	60,818

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock, $0.001 par value; 23,138,004 and 5,534,598 shares issued and outstanding at September 30, 2004 and December 31, 2003	23	6
Additional paid-in capital	94,295	1,160
Deferred stock-based compensation	(592)	—
Notes receivable from stockholders	—	(1,581)
Accumulated deficit	(46,442)	(48,817)

Total stockholders’ equity (deficit)	47,284	(49,232)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$53,834	$16,116

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net revenue	$12,562	$6,308	$29,321	$18,615
Cost of revenue	5,569	3,365	13,469	11,107

Gross margin	6,993	2,943	15,852	7,508

Operating expenses:
Research and development	3,708	2,751	9,278	7,646
Selling, general and administrative	1,525	1,018	3,742	3,313
Stock-based compensation (*)	210	—	483	—
Restructuring charges	—	—	—	142

Total operating expenses	5,443	3,769	13,503	11,101

Income (loss) from operations	1,550	(826)	2,349	(3,593)

Interest and other income	107	38	189	124
Interest and other expense	(4)	(3)	(9)	(9)

Income (loss) before income taxes	1,653	(791)	2,529	(3,478)
Income tax expense	113	—	154	—

Net income (loss)	$1,540	$(791)	$2,375	$(3,478)

Basic net income (loss) per share	$0.09	$(0.14)	$0.25	$(0.64)

Shares used in computing basic net income (loss) per share	17,253	5,465	9,457	5,442

Diluted net income (loss) per share	$0.06	$(0.14)	$0.11	$(0.64)

Shares used in computing diluted net income (loss) per share	24,067	5,465	21,923	5,442

(*) Stock-based compensation consists of:
Cost of revenue	$8	—	$21	—
Research and development	134	—	276	—
Selling, general and administrative	68	—	186	—

Total	$210	—	$483	—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,375	$(3,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	384	377
Provision for doubtful accounts and sales returns	390	278
Interest income on stockholders’ notes receivable	(54)	(65)
Stock-based compensation	483	—
Changes in operating assets and liabilities:
Accounts receivable	(2,200)	(288)
Inventory	(2,848)	1,061
Prepaid expenses and other current assets	(414)	(369)
Accounts payable	2,642	(229)
Accrued liabilities	1,178	12

Net cash provided by (used in) operating activities	1,936	(2,701)

Cash flows from investing activities:
Acquisitions of property and equipment	(715)	(264)
Purchase of short-term investments	(14,896)	—
Other assets	—	15

Net cash used in investing activities	(15,611)	(249)

Cash flows from financing activities:
Borrowings under line of credit	3,350	6,356
Payments on line of credit	(5,150)	(4,040)
Proceeds from initial public offering, net of offering expenses	31,906	—
Proceeds from issuance of common stock, net	988	179
Proceeds from issuance of preferred stock, net	—	494

Net cash provided by financing activities	31,094	2,989

Net increase in cash and cash equivalents	17,419	39
Cash and cash equivalents, beginning of period	10,129	10,148

Cash and cash equivalents, end of period	$27,548	$10,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	9

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$935	$—

Decrease in liability for early option exercises, net	$(131)	$—

Cancellation of notes receivable from stockholders in connection with stock repurchase	$1,635	$—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

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

     The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Registration Statement on Form S-1 (File No. 333-115614) filed with the SEC in connection with the Company’s initial public offering.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period. The consolidated balance sheet as of December 31, 2003 is derived from the audited consolidated financial statements as of and for the year then ended.

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

Revenue Recognition

     Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future returns and allowances. The allowance is based upon historical experience, current trends and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances of potential product failure under the Company’s standard warranty that provides that products will be free from defects for a period of one year from shipment.

     The Company has made no sales to U.S. distributors. Volterra’s sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights under the Company’s standard warranty. Revenue on these sales is recognized upon shipment when title passes to the distributor. Volterra estimates future international distributor sales returns and allowances based on historical data and current business expectations and reduces revenue for estimated future returns and allowances through the allowance for sales returns. Sales returns from distributors must be authorized by the Company and are generally limited to instances of potential product failure under the same standard warranty described above.

Financial Instruments and Concentrations of Credit Risk

     Financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, a line of credit and convertible preferred stock. The carrying value of the Company’s cash equivalents, short-term investments, accounts receivable and accounts payable approximates their respective fair value due to the relatively short maturities of these instruments. The carrying value of the line of credit approximates fair value based on the terms and interest rates in relation to current market rates for similar instruments. The carrying value of convertible preferred stock approximates its fair value in a liquidation scenario.

     Short-term investments are comprised of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments are classified as held-to-maturity and carried at amortized cost.

     Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	As of
Customer	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Dec. 31, 2003
A	20%	*	13%	*	34%	*

B	19%	21%	19%	19%	19%	37%

C	16%	14%	22%	*	14%	23%

D	15%	*	13%	*	14%	*

E	*	15%	12%	*	*	14%

F	*	14%	*	14%	*	13%

G	*	18%	*	38%	*	*

*	Less than 10%

     The Company reports its net revenue in geographic areas according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Hong Kong	32%	—	27%	—
Singapore	27%	40%	38%	28%
Taiwan	21%	30%	16%	43%
United States	9%	12%	9%	13%
Other	11%	18%	10%	16%

     The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. Substantially all of the Company’s net revenue has been denominated in U.S. dollars.

Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period less weighted average shares of restricted common stock subject to repurchase during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method, and conversion of convertible preferred stock.

     The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,540	$(791)	$2,375	$(3,478)
Denominator:
Weighted average common shares — Basic.	17,253,214	5,464,542	9,457,015	5,441,660
Effect of dilutive securities:
Stock options	2,398,626	—	2,204,092	—
Convertible preferred stock	4,346,040	—	10,140,769	—
Convertible preferred warrants	69,550	—	121,564	—

Weighted average common shares — Diluted	24,067,430	5,464,542	21,923,440	5,441,660

Net income (loss) per share — Basic	$0.09	$(0.14)	$0.25	$(0.64)

Net income (loss) per share — Diluted	$0.06	$(0.14)	$0.11	$(0.64)

     The following securities outstanding as of September 30, 2004 and September 30, 2003 were excluded from the calculation of diluted net income (loss) per share for the three months ended September 30, 2004 and September 30, 2003 because their effect was antidilutive:

		Weighted		Weighted
	September 30,	Average	September 30,	Average
	2004	Exercise Price	2003	Exercise Price
Stock options	57,000	$14.14	3,342,477	$2.77
Convertible preferred stock	—	n/a	13,038,120	n/a
Convertible preferred warrants	—	n/a	181,692	$1.43

	57,000		16,562,289

     The securities outstanding as of September 30, 2004 could dilute net income per share in the future.

Accounting for Stock-Based Compensation

     The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for the Company’s fixed plan stock options. Under this method, compensation expense has been recorded only if the deemed fair value of the underlying stock exceeded the exercise price on the date of grant. Deferred stock-based compensation expense is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by FASB FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,540	$(791)	$2,375	$(3,478)
Add: stock-based compensation for employee awards included in the determination of net income (loss), net of tax	120	—	380	—
Less: stock-based compensation for employee awards determined under the fair-value method, net of tax	(309)	(82)	(777)	(263)

Pro forma net income (loss)	$1,351	$(873)	$1,978	$(3,741)

Basic net income (loss) per share:
As reported	$0.09	$(0.14)	$0.25	$(0.64)

Pro forma	$0.08	$(0.16)	$0.21	$(0.69)

Diluted net income (loss) per share:
As reported	$0.06	$(0.14)	$0.11	$(0.64)

Pro forma	$0.06	$(0.16)	$0.09	$(0.69)

Note 2 — Inventory

     Inventory as of September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
Work-in-process	$2,722	$1,415
Finished goods	2,128	587

	$4,850	$2,002

Note 3 – Property and Equipment

     Property and equipment as of September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
Computer hardware	$961	$889
Computer software	1,979	1,977
Equipment and furniture	2,088	1,475
Leasehold improvements	626	598

	5,654	4,939
Less accumulated depreciation and amortization	(4,134)	(3,750)

	$1,520	$1,189

Note 4 – Initial Public Offering

     In August 2004, Volterra sold 4,558,601 shares of its common stock in its initial public offering at an offering price of $8.00 per share. The Company received total proceeds of $31.9 million, net of related issuance fees and estimated offering costs. In connection with the initial public offering, 13,038,120 shares of preferred stock were converted into the same number of common shares and the carrying value of convertible preferred stock was reclassified to additional paid-in capital.

Note 5 — Commitments

     The Company leases its facilities under operating lease agreements expiring between 2004 and 2007. Rent expense for the nine months ended September 30, 2004 was $360.

     The following table sets forth the Company’s contractual obligations as of September 30, 2004:

					2008
	2004	2005	2006	2007	and after	Total
Future minimum lease commitments	$112	$455	$446	$270	$—	$1,283
Inventory purchase commitments	1,664	—	—	—	—	1,664

	$1,776	$455	$446	$270	$—	$2,947

     Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please note the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this quarterly report and consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

     We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. As of September 30, 2004, we had an accumulated deficit of $46.4 million. We have been profitable for the past three quarters and have generated net revenue of $29.3 million and net income of $2.4 million in the nine months ended September 30, 2004, compared to $18.6 million in net revenue and a net loss of $3.5 million for the nine months ended September 30, 2003.

     We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking and consumer markets. In 2003 and the first nine months of 2004, most of our revenue was derived from sales into high-performance systems in the computing and storage markets. From our first generation of products to our third, we have significantly reduced system cost and size, while enhancing performance and features, thus enabling us to expand our presence in our existing markets and to address the needs of more cost-sensitive, higher-volume markets.

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

	Three Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2004	2004	2004	2003	2003
Net revenue (in thousands)	$12,562	$9,144	$7,615	$6,504	$6,308
As a percent of net revenue:
Gross margin	56%	54%	52%	47%	47%
Income (loss) from operations	12%	6%	3%	(9%)	(13%)

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

     While our limited operating history and recent rapid growth make it difficult for us to assess the impact of seasonal factors on our business, we expect our business to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar new year holidays in Asia during late January and early February, during which time many of our customers, manufacturers and subcontractors cease or significantly reduce their operations. We have recently begun to focus on higher-volume applications across multiple markets. In these markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the year-end and the December holiday season.

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

     The electronics manufacturing industry is complex and disaggregated, with many electronic system designers relying upon a few distributors and outsourced suppliers to provide procurement, manufacturing, design and other supply chain related services within the industry. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers. Electronic system designers incorporate our products in a number of different electronic systems. These system designers obtain our products directly from us, or indirectly through distributors and outsourced suppliers. Outsourced suppliers are ODMs, CEMs and power supply manufacturers that manufacture for system designers to which we market our products. As a result, our sales and accounts receivable are concentrated in a small number of distributors and outsourced suppliers which in turn supply other electronics companies. For the nine months ended September 30, 2004, our top five customers accounted for 22%, 19%, 13%, 13% and 12% of our net revenue, respectively. Of these customers, two are system designers, one is a power-supply manufacturer and two are distributors. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.

     We typically sell directly through our internal sales force to customers in North America, and indirectly through distributors and outsourced suppliers in other locations, though we do sell directly to some of our customers in Asia and Europe. As most of the systems that use our products are manufactured outside of the United States, the percentage of our net revenue generated outside the United States was 91% and 87% for the nine months ended September 30, 2004 and 2003, respectively. To date, substantially all of our net revenue has been denominated in U.S. dollars and we expect to continue this practice. We report our net revenue by geographic areas according to the destination to which we shipped our product.

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

     Research and Development. Research and development expenses consist primarily of compensation and related costs for employees involved in the design and development of our products, prototyping and other development expense, and the depreciation costs related to equipment being used for research and development. All research and development costs are expensed as incurred.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees involved in general management, sales and marketing, finance and information technology, travel and entertainment expenses, professional services expenses, and finance and insurance expenses.

     Stock-Based Compensation. In connection with grants of stock options we recorded $0.9 million and $0 of deferred stock-based compensation for the nine months ended September 30, 2004 and 2003, respectively. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant. The deferred stock-based compensation is amortized over the vesting period of the related options. As of September 30, 2004, we had an aggregate of $0.6 million of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

     Income Taxes. Our effective tax rate is based on our annual effective tax rate in accordance with SFAS No. 109 Accounting for Income Taxes. We recorded provisions for income taxes of approximately $0.2 million for the nine months ended September 30, 2004 and $0 for the nine months ended September 30, 2003, resulting in an effective tax rate of 6.1% and 0% for the respective periods. The increase in our effective tax rates was due to the commencement of profitable operations. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.

     Critical Accounting Policies
Management believes there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2004 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated July 28, 2004, filed with the SEC on July 29, 2004 in connection with our initial public offering.

Results of Operations

     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Percentage of Net Revenue:	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	44	53	46	60

Gross margin	56	47	54	40
Operating expenses:
Research and development	30	44	32	41
Selling, general and administrative.	12	16	13	18
Stock-based compensation	2	—	1	—
Restructuring charge	—	—	—	1

Total operating expenses	44	60	46	60

Income (loss) from operations	12	(13)	8	(20)
Interest and other income, net	1	—	1	1

Income (loss) before income taxes	13	(13)	9	(19)
Income tax expense	1	—	1	—

Net income (loss)	12%	(13)%	8%	(19)%

Comparison of Quarter Ended September 30, 2004 to Quarter Ended September 30, 2003

     Net Revenue. Net revenue was $12.6 million in the three months ended September 30, 2004 and $6.3 million in the three months ended September 30, 2003, an increase of 99%. Volume of shipments increased 92% in the third quarter of 2004 as compared to the third quarter of 2003, primarily due to higher sales in the computing and storage markets.

     For the three months ended September 30, 2004, we had no revenue from Weikeng, an international distributor, compared to 18% of net revenue for the three months ended September 30, 2003. We began to reduce our activity with Weikeng in mid-2003 and terminated our relationship in October 2003. Our operations were not impacted as the affected customers either established direct relationships with us or began purchasing from our other distributors. As a result, our sales to two of these distributors increased such that each represented more than 10% of our net revenue for the three months ended September 30, 2004.

     Cost of Revenue and Gross Margin. Cost of revenue was $5.6 million for the three months ended September 30, 2004 and $3.4 million for the three months ended September 30, 2003. Cost of revenue increased primarily due to the increased volume of shipments. Gross margin was $7.0 million for the three months ended September 30, 2004 as compared to $2.9 million for the three months ended September 30, 2003, an increase of 138%. Gross margin as a percent of net revenue increased to 56% for the three months ended September 30, 2004 as compared to 47% for the three months ended September 30, 2003. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of our first generation products, which had lower gross margin than our newer products. We expect our gross margin to fluctuate as we introduce new products, our sales mix changes and our selling prices and costs per unit change over time.

     Research and Development. Research and development expenses were $3.7 million for the three months ended September 30, 2004 as compared to $2.8 million for the three months ended September 30, 2003, an increase of 35%. The increase was primarily associated with increased prototype development spending. While likely declining as a percentage of net revenue in the near future, we intend to invest a significant amount of resources into research and development activities and therefore expect these expenses to increase in absolute dollars and to fluctuate due to periodic additional expenditures for product prototypes and qualification.

     Selling, General and Administrative. Selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2004 as compared to $1.0 million for the three months ended September 30, 2003, an increase of 50%. The increase was primarily associated with increased headcount and professional services associated with being a publicly traded company. We anticipate our sales, general and administrative expenses to increase in absolute dollars as we hire additional sales and administrative personnel and incur additional costs associated with being a publicly traded company.

     Stock-based Compensation. Stock-based compensation expense was $0.2 million for the three months ended September 30, 2004 and $0 for the three months ended September 30, 2003. Options granted during the first two quarters of 2004 were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

     Income Tax Expense. Income tax expense was $0.1 million for the three months ended September 30, 2004 and $0 for the three months ended September 30, 2003. Income tax expense in 2004 is based on our estimated annual effective tax rate of 6.1%. We recorded no income tax expense or benefit in 2003 because of pre-tax losses and a full valuation allowance recorded against net operating losses.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     Net Revenue. Net revenue was $29.3 million in the nine months ended September 30, 2004 and $18.6 million in the nine months ended September 30, 2003, an increase of 58%. Volume of shipments increased 62% in the first three quarters of 2004 as compared to the same period in 2003, primarily due to higher sales in the computing and storage markets.

     For the nine months ended September 30, 2004, we had no revenue from Weikeng, an international distributor, compared to 38% of net revenue for the nine months ended September 30, 2003. Our operations were not impacted as the affected customers either established direct relationships with us or began purchasing from our other distributors. As a result, our sales to two of these distributors increased such that each represented more than 10% of our net revenue for the nine months ended September 30, 2004.

     Cost of Revenue and Gross Margin. Cost of revenue was $13.5 million for the nine months ended September 30, 2004 and $11.1 million for the nine months ended September 30, 2003. Cost of revenue increased primarily due to the increased volume of shipments. Gross margin was $15.9 million for the nine months ended September 30, 2004 as compared to $7.5 million for the nine months ended September 30, 2003, an increase of 111%. Gross margin as a percent of net revenue increased to 54% for the nine months ended September 30, 2004 as compared to 40% for the nine months ended September 30, 2003. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of our first generation products, which had lower gross margins than our newer products.

     Research and Development. Research and development expenses were $9.3 million for the nine months ended September 30, 2004 as compared to $7.6 million for the nine months ended September 30, 2003, an increase of 21%. The increase was largely associated with increased prototype development spending.

     Selling, General and Administrative. Selling, general and administrative expenses were $3.7 million for the nine months ended September 30, 2004 as compared to $3.3 million for the nine months ended September 30, 2003, an increase of 13%. The increase was due to additional headcount and professional services associated with being a publicly traded company.

     Stock-based Compensation. Stock-based compensation expense was $0.5 million for the nine months ended September 30, 2004 and $0 for the nine months ended September 30, 2003. Options granted during the first two quarters of 2004 were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

     Income Tax Expense. Income tax expense was $0.2 million for the nine months ended September 30, 2004 and $0 for the nine months ended September 30, 2003. Income tax expense in 2004 is based on our estimated annual effective tax rate of 6.1%. We recorded no income tax expense or benefit in 2003 because of pre-tax losses and a full valuation allowance recorded against net operating losses.

Liquidity and Capital Resources

     As of September 30, 2004, we had working capital of $45.7 million, including cash and cash equivalents of $27.5 million, compared to working capital of $10.4 million, including cash and cash equivalents of $10.1 million, as of December 31, 2003. Since our inception, we have financed our operations primarily through private sales of equity securities totaling $60.8 million. We have also funded operations with debt financing under our bank credit facility and with capital leases. In August 2004, we received total proceeds of $31.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

     Net cash of $1.9 million was provided by operating activities in the nine months ended September 30, 2004 compared to net cash used by operating activities of $2.7 million in the nine months ended September 30, 2003. The change is primarily due to increases of $5.9 million, $2.9 million and $1.2 million in net income, accounts payable and accrued liabilities, respectively, in the nine months ended September 30, 2004, offset in part by increases in inventory and accounts receivable of $3.9 million and $1.9 million, respectively. In 2004, the inventory and accounts receivable increases were related to increasing sales volumes. Similarly, increased accounts payable balances reflected higher inventory purchases, while increased accrued liabilities were due to costs associated with our initial public offering.

     Our investing activities used net cash in the amounts of $15.6 million and $0.2 million for the nine months ended September 30, 2004 and 2003, respectively. In 2004, we purchased $14.9 million of short-term investments using the proceeds of our initial public offering. Other cash used in investing activities during these periods was for the acquisition of property and equipment.

     Our financing activities provided $31.1 million and $3.0 million, for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we received net proceeds of $31.9 million from our initial public offering. In addition, proceeds of $0.9 million were received from the issuance of common stock in connection with employee exercises of stock options, partially offset by net payments on our line of credit of $1.8 million. During the nine months ended September 30, 2003, the net cash provided by financing activities was primarily due to net borrowings of $2.3 million under our line of credit and $0.5 million from the issuance of preferred stock.

     In the first nine months of 2004, we used our bank line of credit to generate an additional $3.4 million of debt financing which was repaid in full within the same period. Our bank line of credit allows us to borrow based on eligible accounts receivable up to a maximum of $3.5 million, which can be increased to a maximum of $5.0 million at our option. As of September 30, 2004, we had no outstanding amounts under the bank line of credit, and $3.3 million remained available based on eligible accounts receivable. Interest on borrowings under this line of credit accrues at the prime rate plus 0.5%. This line of credit expires on June 24, 2005.

Contractual Obligations

     We depend entirely upon third party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we must order these materials well in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.

     The following table sets forth our contractual obligations as of September 30, 2004 (in thousands):

					2008
	2004	2005	2006	2007	and after	Total
Future minimum lease commitments	$112	$455	$446	$270	$—	$1,283
Inventory purchase commitments	1,664	—	—	—	—	1,664

	$1,776	$455	$446	$270	$—	$2,947

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

     We experienced profitability for the first time in the first quarter of 2004. We incurred net losses of approximately $13.3 million, $9.2 million and $4.0 million in 2001, 2002 and 2003, respectively, and as of September 30, 2004, we had an accumulated deficit of $46.4 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 60% from $15.7 million in 2002 to $25.1 million in 2003. Revenue increased 58% from $18.6 million for the first nine months of 2003 to $29.3 million for the first nine months in 2004. However, we do not expect to maintain similar revenue growth rates in future periods. We may also incur losses in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly basis or achieve profitability on an annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. We may not maintain profitability on a quarterly basis or achieve profitability on an annual basis.

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

     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2003, four customers each accounted for more than 10% of our net revenue and collectively accounted for 78% of our net revenue. In the first nine months of 2004, five customers each accounted for more than 10% of our net revenue and collectively accounted for 79% of our net revenue, and we expect sales to a small number of customers to continue to account for a substantial portion of our net revenue during the remainder of 2004. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers would have a substantial negative impact on our business. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.

     While we sell some of our products directly to certain of our customers, many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 56% of our net revenue for 2003 and 40% of our net revenue for the nine months ended September 30, 2004. In particular, our sales to Weikeng Industrial, an international distributor, accounted for approximately 28% of our net revenue in 2003, and 0% in the nine months ended September 30, 2004. In October 2003, we terminated our relationship with Weikeng and established direct relationships with certain of the affected customers while others began purchasing from our other distributors. If we are unable to effectively serve customers who previously purchased products from Weikeng, or our other distributors materially reduce their purchases from us, our operating results would suffer.

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

     In the first nine months of 2004, most of our net revenue was derived from the sale of our products in the high-performance computing and storage markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.

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

     In 2003 and the first nine months of 2004, 87% and 91%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales and operations personnel in Taiwan and Singapore. Our foundries, assembly and test subcontractors and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

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

     Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2003 and the first nine months of 2004 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

     Our inability to overcome these risks could adversely affect our foreign operations, and some of our customers and suppliers, and could harm our business and operating results.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy and management of our strategic relationships. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

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

     We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2004, we had 28 issued patents and 14 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to June 2023. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

     We believe our existing cash balances and cash expected to be generated from our operating activities will be sufficient to meet our working capital, capital expenditures and other cash needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

     We completed our initial public offering in August 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, in 2004, we created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

     Our certificate of incorporation and our bylaws may make more difficult or discourage, delay or prevent a change in the ownership of our company or a change in our management or our board of directors. The following are examples of provisions that are included in our certificate of incorporation and bylaws that might have those effects:

•	our board of directors is classified so that not all members of our board may be elected at one time;

•	directors may only be removed “for cause” and only with the approval of stockholders holding a majority of our outstanding voting stock;

•	the ability of our stockholders to call a special meeting of stockholders is prohibited;

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	our board of directors may designate the terms of and issue new series of preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock without stockholder approval.

     In addition, we are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

     These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of September 30, 2004, all of our short-term investments were government agency securities and our cash equivalents were held in checking accounts, money market accounts and government agency securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. As of September 30, 2004, we had no outstanding amounts under the bank line of credit, and $3.3 million remained available based on eligible accounts receivable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended September 30, 2004, we sold and issued the following securities which were not registered under the Securities Act of 1933:

     (1) From July 1, 2004 to August 5, 2004, we sold an aggregate of 39,462 shares of our common stock (after giving effect to the one-for-two reverse split of our common and preferred stock that took place on July 8, 2004) to employees for cash consideration in the aggregate amount of $131,020 upon the exercise of stock options granted under our 1996 Stock Option Plan.

     (2) On July 28, 2004, we granted stock options to employees under our 1996 Stock Option Plan covering an aggregate of 372,068 shares of common stock, at an exercise price of $8.00 per share. One quarter of the shares subject to each option vest one year after the date of grant and the remaining shares vest quarterly thereafter over three years.

The issuances described in paragraphs (1) and (2) above in this Item 2 were deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act of 1933 as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

(b) On July 28, 2004, our registration statement on Form S-1 (Registration No. 333-115614) was declared effective for our initial public offering. As of October 26, 2004, we had invested the $31.9 million in net proceeds from the offering in government securities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

     In July 2004, prior to our initial public offering, we submitted to our stockholders for their approval an amendment and restatement of our Certificate of Incorporation to implement a one-for-two reverse split of our common and preferred stock. On July 6, 2004, our stockholders approved this matter by written consent. As of the record date for taking such action, we had 37,049,904 shares of our common stock outstanding (on an as-if-converted to common stock basis), without giving effect to the one-for-two reverse stock split that took place on July 8, 2004. Stockholders holding an aggregate of 30,424,072 approved this matter.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen stock certificate.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2004	VOLTERRA SEMICONDUCTOR CORPORATION
	By:	/s/ Greg Hildebrand
Greg Hildebrand
Chief Financial Officer (Principal Financial and Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen stock certificate.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.