Form 10-Q
period 2005-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2005-05-02
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   (X )   No   ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   (  )   No   (X)

As of April 22, 2005, the registrant had 23,513,215 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,614	$24,895
Short-term investments	19,774	19,838
Accounts receivable, net of allowances of $1,258 and $1,102, respectively	6,912	2,097
Inventory	5,150	5,134
Prepaid expenses and other current assets	693	726
Total current assets	55,143	52,690
Property and equipment, net	2,159	1,414
Other assets	34	34
Total assets	$57,336	$54,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,221	$1,768
Accrued liabilities	2,118	2,105
Total current liabilities	4,339	3,873
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,483,557 and 23,336,165 shares issued and outstanding, respectively	23	23
Additional paid-in capital	94,720	94,412
Deferred stock-based compensation	(347)	(462)
Accumulated deficit	(41,399)	(43,708)
Total stockholders’ equity	52,997	50,265
Total liabilities and stockholders’ equity	$57,336	$54,138

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

Net revenue	$14,631	$7,615
Cost of revenue	6,398	3,658
Gross margin	8,233	3,957
Operating expenses:
Research and development	3,577	2,570
Selling, general and administrative	2,068	1,042
Stock-based compensation (*)	119	99
Total operating expenses	5,764	3,711
Income from operations	2,469	246
Interest and other income	252	38
Interest and other expense	(5)	(2)
Income before income taxes	2,716	282
Income tax expense	407	13
Net income	$2,309	$269

Basic net income per share	$0.10	$0.05
Shares used in computing basic net income per share	23,403	5,572

Diluted net income per share	$0.09	$0.01
Shares used in computing diluted net income per share	26,309	20,627

(*) Stock-based compensation consists of:
Cost of revenue	$7	6
Research and development	48	42
Selling, general and administrative	64	51
Total	$119	99

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$2,309	$269
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	129	123
Provision for doubtful accounts	—	38
Interest income on stockholders’ notes receivable	—	(23)
Stock-based compensation	119	99
Changes in operating assets and liabilities:
Accounts receivable	(4,815)	(578)
Inventory	(16)	(745)
Prepaid expenses and other current assets	33	127
Accounts payable	453	820
Accrued liabilities	13	50
Net cash (used in) provided by operating activities	(1,775)	180

Cash flows from investing activities:
Acquisitions of property and equipment	(874)	(516)
Sales of short-term investments, net of purchases	64	—
Net cash used in investing activities	(810)	(516)

Cash flows from financing activities:
Borrowings under line of credit	—	1,950
Payments on line of credit	—	(1,800)
Proceeds from issuance of common stock, net	304	210
Net cash provided by financing activities	304	360

Net increase in cash and cash equivalents	(2,281)	24
Cash and cash equivalents, beginning of period	24,895	10,129
Cash and cash equivalents, end of period	$22,614	$10,153
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	2

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$776
Decrease in liability for early option exercises, net	$—	$(132)

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in income. For all periods presented, there have been no material foreign currency transaction gains or losses.

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 1, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

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

Financial Instruments and Concentrations of Credit Risk

Financial instruments consist of cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying value of the Company’s cash equivalents, short-term investments, accounts receivable and accounts payable approximates their respective fair value due to the relatively short maturities of these instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments with remaining contractual maturities on the date of purchase of 90 days or less. Short-term investments are comprised of government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. These investments are classified as held-to-maturity and carried at amortized cost.

The Company sells its products to international distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking and consumer electronics industries. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for estimated accounts receivable that may not be collected.

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

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Accounts Receivable
			As of
Customer	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	March 31, 2005	December 31, 2004
A	22%	21%	20%	21%
B	13%	26%	18%	*
C	13%	*	14%	43%
D	11%	28%	10%	*
E	*	*	12%	*
F	*	*	*	11%
* Less than 10%

The Company reports its net revenue by geographic area according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Three Months Ended March 31,
	2005	2004
Singapore	46%	62%
Taiwan	12%	8%
China	10%	*
Hong Kong	10%	5%
United States	6%	9%
Japan	6%	8%
Thailand	6%	*
Other	4%	8%

The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars.

Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future returns and allowances. The allowance is based upon historical experience, current trends and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances provided for under the Company’s standard warranty.

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

Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method, and conversion of convertible preferred stock.

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$2,309	$269
Denominator:
Weighted average common shares - Basic	23,402,662	5,571,656
Effect of dilutive securities:
Stock options	2,906,032	1,874,366
Convertible preferred stock	—	13,038,133
Convertible preferred warrants	—	142,407
Weighted average common shares - Diluted	26,308,694	20,626,562

Net income per share — Basic	$0.10	$0.05
Net income per share — Diluted	$0.09	$0.01

In the three months ended March 31, 2005 and 2004, 56,800 and 0, respectively, stock options outstanding were excluded from the calculation of diluted net income per share as they had an antidilutive effect. The securities outstanding as of March 31, 2005 could dilute net income per share in the future.

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$2,309	$269
Add: stock-based compensation for employee awards included in the determination of net income, net of tax	101	97
Less: stock-based compensation for employee awards determined under the fair-value method, net of tax	(688)	(182)
Pro forma net income	$1,722	$184
Basic net income per share:
As reported	$0.10	$0.05
Pro forma	$0.07	$0.03
Diluted net income per share:
As reported	$0.09	$0.01
Pro forma	$0.07	$0.01

2. Inventory

Inventory as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Work-in-process	$2,325	$3,430
Finished goods	2,825	1,704
	$5,150	$5,134

3. Property and Equipment

Property and equipment as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Computer hardware	$991	$966
Computer software	2,799	1,979
Equipment and furniture	2,136	2,107
Leasehold improvements	626	626
	6,552	5,678
Less accumulated depreciation and amortization	(4,393)	(4,264)
	$2,159	$1,414

4. Commitments

The Company leases its facilities under operating lease agreements expiring between 2005 and 2007. Rent expense for the three months ended March 31, 2005 and 2004 was $120 and $120, respectively.

The following table sets forth the Company’s contractual obligations as of March 31, 2005 and the years in which such obligations are expected to be settled:

	2005	2006	2007	2008 and thereafter	Total
Future minimum lease commitments	$360	$463	$304	$—	$1,127
Inventory purchase commitments	1,063	—	—	—	1,063
	$1,423	$463	$304	$—	$2,190

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

Overview

We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking and consumer markets. For the first three months of 2005, most of our revenue was derived from sales in the computing and storage markets.

We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. As of March 31, 2005, we had an accumulated deficit of $41.4 million. We have been profitable for the past five quarters. We generated net revenue of $14.6 million and net income of $2.3 million in the three months ended March 31, 2005, compared to $7.6 million in net revenue and net income of $0.3 million for the three months ended March 31, 2004.

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

	Three Months Ended
	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Net revenue (in thousands)	$14,631	$14,614	$12,562	$9,144	$7,615
As a percent of net revenue:
Gross margin	56%	58%	56%	54%	52%
Income from operations	17%	18%	12%	6%	4%

Our business will be influenced by factors affecting the semiconductor industry generally and by conditions in each of the markets we serve. However, because of our small scale relative to our markets, we believe our business will be influenced principally by company-specific factors such as our execution in design engineering, sales and operations. We expect any future changes in net revenue to be driven principally by our penetration of new customers and markets and the expansion or contraction of our market share within existing customers and markets.

Our lengthy sales cycles make forecasting the volume and timing of orders difficult. The design phase of our sales cycle can take up to 12 months or longer to complete. The commercial introduction of systems that use our products can take an additional six to 12 months or longer to occur, if they are introduced at all. Our revenue will depend on the timing, size, speed and success of commercial introductions of systems that use our products, which are inherently difficult to estimate.

The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements. Purchase orders are frequently revised prior to shipment to reflect changes in the customer’s requirements. Product deliveries are scheduled upon our receipt of purchase orders. Generally, these orders allow customers to reschedule delivery dates and cancel orders on relatively short notice. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders.

We have experienced an increasing percentage of our net revenue coming from orders received and shipped within the same quarter, which we refer to as our “turns business”, which is inherently difficult to forecast. We calculate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. We believe that the amount of turns business tends to increase as the relative mix of sales moves away from distribution, as the relative mix of customers and markets to which we sell changes toward higher volume and consumer applications, and as our customers launch new platforms. Turns business is also influenced by changes in market conditions in the semiconductor and electronics industries generally as well as other factors. Turns business grew to between 45% and 55% of net revenue in the first quarter of 2005 from between 15% and 25% in the first quarter of 2004. We expect our turns business in the second quarter to continue to increase and may fluctuate in the future. As our turns business increases, forecasting revenue becomes more difficult.

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

While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our sales, general and administrative expenses are expected to grow in absolute dollars reflecting among other factors the higher costs of a publicly-traded company, including those related to Sarbanes-Oxley compliance.

Our sales are concentrated with a small group of customers. In the three months ended March 31, 2005, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 59% of our net revenue. Of these customers, two are original equipment manufacturers, or OEMs, and two are distributors. In the three months ended March 31, 2004, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 75% of our net revenue. Of these customers, two were distributors and one was an OEM. If we were to lose or experience a significant reduction in sales to one or more of our key customers, our operating results could be materially impacted. Demand for our products is influenced by demand for our customers’ products and our customers’ management of their own inventory. Our sales to distributors and outsourced suppliers such as original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, or merchant power supply companies, are subject to higher risk because they service demand from other companies that they may not forecast accurately.

We typically sell directly through our internal sales force to customers in North America, and indirectly through distributors in other locations, though we do sell directly to some of our customers in Asia and Europe. During the first quarter of 2005, sales to international distributors represented 37% of net revenue, a decrease from 62% in the first quarter of 2004. We expect the mix of business between distribution and direct sales to fluctuate over time as our product offerings and customers change. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales. As most of the systems that use our products are manufactured outside of the United States, the percentage of our net revenue generated outside the United States was 94% and 91% in the three months ended March 31, 2005 and 2004, respectively. We report our net revenue by geographic areas according to the destination to which we shipped our product. To date, substantially all of our net revenue has been denominated in U.S. dollars and we expect to continue this practice.

Because we use third-party subcontractors to manufacture, assemble and test our products, our business has relatively low capital requirements. We purchase our inventory pursuant to standard purchase orders. As lead-times at our manufacturing partners can be up to three months or more, we typically build inventory based on our sales forecasts rather than backlog, subjecting us to potential inventory risk.

Net Revenue. Net revenue consists primarily of sales of our power management semiconductor products. We have made no sales to U.S. distributors. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights. We recognize revenue upon shipment with a provision for estimated sales returns and allowances.

Cost of Revenue. Cost of revenue consists primarily of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance.

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

Stock-Based Compensation. Stock-based compensation consists primarily of the amortization of deferred stock-based compensation. As of March 31, 2005, we had an aggregate of $0.3 million of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

Income Taxes. Our effective tax rate is based on our annual effective tax rate in accordance with SFAS No. 109 Accounting for Income Taxes. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.

Critical Accounting Policies
Management believes there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2005 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2005.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2004

Net revenue	100%	100%
Cost of revenue	44	48
Gross margin	56	52
Operating expenses:
Research and development	24	34
Selling, general and administrative	14	14
Stock-based compensation	1	1
Total operating expenses	39	49
Income from operations	17	3
Interest and other income, net	2	1
Income before income taxes	19	4
Income tax expense	3	—
Net income	16%	4%

Comparison of Quarter Ended March 31, 2005 to Quarter Ended March 31, 2004

Net Revenue. Net revenue was $14.6 million in the three months ended March 31, 2005 and $7.6 million in the three months ended March 31, 2004, an increase of 92%. Unit volume of shipments increased 106% in the first quarter of 2005 as compared to the first quarter of 2004, primarily due to higher sales in the computing and storage markets.

Cost of Revenue and Gross Margin. Cost of revenue was $6.4 million for the three months ended March 31, 2005 and $3.7 million for the three months ended March 31, 2004. Cost of revenue increased primarily due to the increased volume of shipments, partially offset by lower average costs per unit. Gross margin was $8.2 million for the three months ended March 31, 2005 as compared to $4.0 million for the three months ended March 31, 2004, an increase of 108%. Gross margin as a percent of net revenue increased to 56% for the three months ended March 31, 2005 as compared to 52% for the three months ended March 31, 2004. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of our first generation products, which had lower gross margin than our newer products.

Research and Development. Research and development expenses were $3.6 million for the three months ended March 31, 2005 as compared to $2.6 million for the three months ended March 31, 2004, an increase of 39%. The increase was primarily associated with an increase in payroll expenses of $0.6 million due to additional headcount and an increase in prototype expense of $0.4 million.

Selling, General and Administrative. Selling, general and administrative expenses were $2.1 million for the three months ended March 31, 2005 as compared to $1.0 million for the three months ended March 31, 2004, an increase of 98%. The increase was primarily associated with an increase in professional services of $0.7 million, associated with being a publicly traded company, and an increase in payroll expenses of $0.3 million due to additional headcount and.

Stock-based Compensation. Stock-based compensation expense was $0.1 million for the three months ended March 31, 2005 and 2004. In 2004, we granted options that were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Income Tax Expense. Income tax expense was $0.4 million for the three months ended March 31, 2005 and $13,000 for the three months ended March 31, 2004. Income tax expense in 2005 is based on our estimated annual effective tax rate of 15%. Our effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss and research and development credit carryforwards for which no previous benefit had been taken. In 2005 and 2004, our effective tax rate was significantly less than statutory rates because we utilized net operating loss carryforwards, from which no previous benefit had been recognized to offset taxable income in the U.S.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $50.8 million, including cash and cash equivalents of $22.6 million, compared to working capital of $48.8 million, including cash and cash equivalents of $24.9 million, as of December 31, 2004. Since our inception, we have financed our operations primarily through private sales of equity securities totaling $60.8 million. We have also funded operations with debt financing under our bank credit facility and with capital leases. In August 2004, we received total proceeds of $31.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $1.8 million was used in operating activities in the three months ended March 31, 2005 compared to net cash provided by operating activities of $0.2 million in the three months ended March 31, 2004. The change is primarily due to an increase in accounts receivable of $4.8 million due to non-linearity of shipments in the first quarter of 2005 caused in part by the lunar new year holidays, partially offset by net income of $2.3 million. We have extended payment terms to certain customers and may offer extended terms to other customers in the future and this may lead to incremental increases in our accounts receivable balances.

Our investing activities used net cash in the amounts of $0.8 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively. In both periods, these amounts consist of the acquisition of property and equipment. In 2005, we expect to increase our capital expenditures as we upgrade our information systems. We expect to expend less than $5 million on these upgrades and to fund these increases from existing capital resources and operating cash flows.

Our financing activities provided $0.3 million and $0.4 million, for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we received net proceeds of $0.3 million from the issuance of common stock in connection with employee exercises of stock options. During the three months ended March 31, 2004, the net cash provided by financing activities was primarily due to $0.2 million from the issuance of common stock and net borrowings of $0.2 million under our line of credit.

In the first three months of 2004, we used our bank line of credit to generate an additional $2.0 million of debt financing that was repaid in full in the following period. Our bank line of credit allows us to borrow based on eligible accounts receivable up to a maximum of $3.5 million, which can be increased to a maximum of $5.0 million at our option. As of March 31, 2005, we had no outstanding amounts under the bank line of credit, and $5.0 million remained available based on eligible accounts receivable. Interest on borrowings under this line of credit accrues at the prime rate plus 0.5%. This line of credit expires on June 24, 2005.

Contractual Obligations

We depend entirely upon third party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we must order these materials well in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.

The following table sets forth our contractual obligations as of March 31, 2005 (in thousands):

	2005	2006	2007	2008 and thereafter	Total
Future minimum lease commitments	$360	$463	$304	$—	$1,127
Inventory purchase commitments	1,063	—	—	—	1,063
	$1,423	$463	$304	$—	$2,190

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS No. 123R), Share-Based Payment, effective beginning after June 15, 2005. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. On April 14, 2005, SFAS No. 123R was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. We will be required to implement SFAS No. 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS No. 123 as outlined in the “Accounting for Stock-Based Compensation” section of our Notes to Consolidated Financial Statements. We expect that our adoption of SFAS No. 123R will have a material adverse impact on our financial statements and results of operations.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include:

•	changes in orders received and shipped during the quarter, which we refer to as our “turns business”, which is difficult to estimate and represents an increasing percentage of our net revenue;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products;

•	the cyclical nature of the semiconductor industry;

•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the timing of introductions of competing products or technologies;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	customers’ failure to pay us on a timely basis;

•	varying order patterns in the markets in which we sell our products;

•	changes in foreign currency rates; and

•	changes in accounting principles or policies, including an election by us, or the requirement, to treat stock option grants as an operating expense.

Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.

We have a history of losses, have only recently experienced revenue growth and become profitable and may not maintain profitability on a quarterly or annual basis.

We experienced profitability for the first time in 2004. We incurred net losses of approximately $9.2 million and $4.0 million in 2002 and 2003, respectively, and as of March 31, 2005, we had an accumulated deficit of $41.4 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 60% from $15.7 million in 2002 to $25.1 million in 2003. Revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Revenue increased 92% from $7.6 million for the first three months of 2004 to $14.6 million for the first three months of 2005. However, we do not expect to maintain similar revenue growth rates in future periods. We may also incur losses in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. We may not maintain profitability on a quarterly or annual basis.

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In the three months ended March 31, 2005, four customers each accounted for more than 10% of our net revenue and collectively accounted for 59% of our net revenue. In the three months ended March 31, 2004, three customers each accounted for more than 10% of our net revenue and collectively accounted for 75% of our net revenue. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue for the foreseeable future. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers would have a substantial negative impact on our business. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.

While we sell some of our products directly to certain of our customers, many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 34% of our net revenue for 2004 and 37% of our net revenue for the three months ended March 31, 2005.

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

In 2004 and the first three months of 2005, most of our net revenue was derived from the sale of our products in the high-performance computing and storage markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.

In addition, we expect our business in these markets to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia during late January or early February, during which time many of our customers, manufacturers and subcontractors cease or significantly reduce their operations. In the future, we may address higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, digital televisions, graphics cards, hard disk drives, home game stations, mobile phones, optical drives, printers, set top boxes, wireless local area network cards and wireless personal digital assistants. In these higher-volume markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products to address changes in demand, our operating results would be harmed.

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

We are a fabless semiconductor company and, as such, we rely on third parties to manufacture our products. Our principal third-party semiconductor manufacturers, or foundries, are Chartered Semiconductor Corporation, Samsung Electronics, Sharp Corporation, and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including:

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

We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. In particular, on February 27, 2005, a former employee was arrested by federal agents on a criminal complaint filed in the United States District Court in the Northern District of California. The complaint charges the former employee with illegally emailing to a semiconductor company in Taiwan proprietary data sheets containing product specifications and functionality regarding several of the Company’s products. As of March 31, 2005, we had 31 issued patents and 13 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to February 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to audit our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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

Our principal offices are located in California. In addition, we rely on foundries in Japan, Singapore, South Korea and Taiwan, and assembly and test subcontractors in Singapore, South Korea, the Philippines and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages and other disruptions that impair our design, manufacturing and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

In 2004 and the first three months of 2005, 92% and 94%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales and operations personnel in Taiwan and Singapore. Our foundries, assembly and test subcontractors and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

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

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2004 and the first three months of 2005 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

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

We believe that our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 39% of our outstanding common stock as of April 22, 2005. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Being a public company will increase our expenses and administrative burden.

We completed our initial public offering in August 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, in 2004, we created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer and adopted an insider trading policy, and we will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

New and potential new accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share Based Payment. Under SFAS No. 123R, most public companies would have been required to adopt the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows companies to adopt SFAS No. 123R at the beginning of the fiscal year that begins after June 15, 2005. SFAS No. 123R will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans . We will be required to implement the standard starting January 1, 2006. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. The adoption of SFAS No. 123R and other potential changes may materially impact our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of March 31, 2005, all of our short-term investments were government agency securities and our cash equivalents were held in checking accounts, money market accounts and government agency securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense. As of March 31, 2005, we had no outstanding amounts under the bank line of credit, and $5.0 million remained available based on eligible accounts receivable.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) On July 28, 2004, our registration statement on Form S-1 (Registration No. 333-115614) was declared effective for our initial public offering. As of April 22, 2005, we had invested the $31.9 million in net proceeds from the offering in government securities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2005.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2005	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand
Greg Hildebrand
Chief Financial Officer (Principal Financial and Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen stock certificate.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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