Form 10-Q
period 2005-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2005-08-04
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of July 22, 2005, the registrant had 23,588,278 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,”“could,”“may,”“will,”“should,”“expect,”“intend,”“plan,”“anticipate,”“believe,”“estimate,”“predict,”“potential,”“targets,”“seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors that May Affect Future Operating Results” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,988	$24,895
Short-term investments	19,710	19,838
Accounts receivable, net of allowances of $813 and $1,102, respectively	7,582	2,097
Inventory	5,269	5,134
Prepaid expenses and other current assets	695	726
Total current assets	59,244	52,690
Property and equipment, net	2,246	1,414
Other assets	34	34
Total assets	$61,524	$54,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,844	$1,768
Accrued liabilities	2,949	2,105
Total current liabilities	6,793	3,873
Commitments (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,585,590 and 23,336,165 shares issued and outstanding, respectively	24	23
Additional paid-in capital	95,206	94,412
Deferred stock-based compensation	(231)	(462)
Accumulated deficit	(40,268)	(43,708)
Total stockholders’ equity	54,731	50,265
Total liabilities and stockholders’ equity	$61,524	$54,138

The accompanying notes are an integral part of these condensed consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenue	$13,185	$9,144	$27,816	$16,759
Cost of revenue	5,344	4,242	11,742	7,900
Gross margin	7,841	4,902	16,074	8,859
Operating expenses:
Research and development	4,029	3,000	7,606	5,570
Selling, general and administrative	2,518	1,175	4,586	2,217
Stock-based compensation (*)	144	174	263	273
Total operating expenses	6,691	4,349	12,455	8,060
Income from operations	1,150	553	3,619	799
Interest and other income	288	44	540	82
Interest and other expense	(4)	(3)	(9)	(5)
Income before income taxes	1,434	594	4,150	876
Income tax expense	303	28	710	41
Net income	$1,131	$566	$3,440	$835
Basic net income per share	$0.05	$0.10	$0.15	$0.15
Shares used in computing basic net income per share	23,535	5,546	23,469	5,559

Diluted net income per share	$0.04	$0.03	$0.13	$0.04
Shares used in computing diluted net income per share	26,129	21,076	26,205	20,851

(*) Stock-based compensation consists of:
Cost of revenue	$7	$7	$14	$13
Research and development	73	100	121	142
Selling, general and administrative	64	67	128	118
Total	$144	$174	$263	$273

The accompanying notes are an integral part of these condensed consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,440	$835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	251
Amortization of bond discount	(77)	—
Provision for doubtful accounts	—	24
Interest income on stockholders’ notes receivable	—	(54)
Stock-based compensation	263	273
Changes in operating assets and liabilities:
Accounts receivable	(5,485)	330
Inventory	(135)	(2,095)
Prepaid expenses and other current assets	31	(206)
Accounts payable	2,076	793
Accrued liabilities	844	264
Net cash provided by operating activities	1,216	415

Cash flows from investing activities:
Purchases of property and equipment	(1,091)	(544)
Purchases of short-term investments	(9,673)
Proceeds from maturity of short-term investments	9,878	—
Net cash used in investing activities	(886)	(544)

Cash flows from financing activities:
Borrowings under line of credit	—	3,350
Payments on line of credit	—	(3,750)
Proceeds from issuance of common stock, net	763	851
Net cash provided by financing activities	763	451

Net increase in cash and cash equivalents	1,093	322
Cash and cash equivalents, beginning of period	24,895	10,129
Cash and cash equivalents, end of period	$25,988	$10,451
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	5

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$935
Decrease in liability for early option exercises, net	$—	$(132)
Cancellation of notes receivable from stockholders in connection with stock repurchase	$—	$1,634

The accompanying notes are an integral part of these condensed consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.  Description of Business

Volterra Semiconductor Corporation (the Company or Volterra) was incorporated in Delaware in 1996, and its principal offices are located in Fremont, California. The Company designs, develops and markets proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking and consumer markets. In August 2004, the Company completed its initial public offering of Common Stock and received net proceeds of $31.9 million.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in income. For all periods presented, there have been no material foreign currency transaction gains or losses.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.

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

Segment Reporting and Significant Customers

The Company is organized and operates as a single business segment: analog and mixed-signal power management semiconductors. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financial performance. The Company’s long-lived assets are principally located in the United States.

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue				Accounts Receivable
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	As of
Customer	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	Dec. 31, 2004
A	24%	16%	23%	18%	18%	21%
B	16%	12%	14%	18%	27%	*
C	15%	24%	13%	26%	13%	*
D	12%	*	*	*	12%	*
E	*	21%	*	12%	*	*
F	*	*	*	*	*	11%
G	*	12%	*	*	*	43%
H	*	*	*	*	12%	*

* Less than 10%

The Company reports its net revenue by geographic area according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Singapore	45%	34%	46%	47%
China	14%	21%	13%	12%
Taiwan	12%	15%	12%	12%
Japan	12%	4%	9%	6%
United States	7%	7%	7%	8%
Hong Kong	5%	16%	7%	11%
Other	5%	3%	6%	4%

The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars.

Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future returns and allowances. The allowance is based upon historical experience, current trends and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances provided for under the Company’s standard warranty.

The Company has made no sales to U.S. distributors. Volterra’s sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights under the Company’s standard warranty. Revenue on these sales is recognized upon shipment when title passes to the distributor. Volterra estimates future international distributor sales returns and allowances based on historical data and current business expectations and reduces revenue for estimated future returns and allowances through the allowance for sales returns. Sales returns from distributors must be authorized by the Company and are generally limited to instances provided for under the same standard warranty described above.

Costs of shipping and handling for delivery of the Company’s products that are reimbursed by its customers are recorded as revenue in the statement of operations. Shipping and handling costs are charged to cost of revenue as incurred.

Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method, and conversion of convertible preferred stock.

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,131	$566	$3,440	$835
Denominator:
Weighted average common shares - Basic	25,535,390	5,546,175	23,469,026	5,558,915
Effect of dilutive securities:
Stock options	2,594,008	2,339,271	2,735,844	2,106,818
Convertible preferred stock	—	13,038,133	—	13,038,133
Convertible preferred warrants	—	152,735	—	147,571
Weighted average common shares - Diluted	26,129,398	21,076,314	26,204,870	20,851,437

Net income per share — Basic	$0.05	$0.10	$0.15	$0.15
Net income per share — Diluted	$0.04	$0.03	$0.13	$0.04

In the three months ended June 30, 2005 and 2004, stock options outstanding to purchase 687,600 and 0 shares of the Company’s Common Stock, respectively, were excluded from the calculation of diluted net income per share as they had an antidilutive effect. The securities outstanding as of June 30, 2005 could dilute net income per share in the future.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,131	$566	$3,440	$835
Add: stock-based compensation for employee awards included in the determination of net income, net of tax	91	113	191	207
Less: stock-based compensation for employee awards determined under the fair-value method, net of tax	(822)	(206)	(1,529)	(350)
Pro forma net income	$400	$473	$2,102	$691
Basic net income per share:
As reported	$0.05	$0.10	$0.15	$0.15
Pro forma	$0.02	$0.09	$0.09	$0.12
Diluted net income per share:
As reported	$0.04	$0.03	$0.13	$0.04
Pro forma	$0.02	$0.02	$0.08	$0.03

2.  Inventory

Inventory as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Work-in-process	$1,855	$3,430
Finished goods	3,414	1,704
	$5,269	$5,134

3.  Property and Equipment

Property and equipment as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Computer hardware	$1,107	$966
Computer software	2,803	1,979
Equipment and furniture	2,233	2,107
Leasehold improvements	626	626
	6,769	5,678
Less accumulated depreciation and amortization	(4,523)	(4,264)
	$2,246	$1,414

4.  Commitments

The Company leases its facilities under operating lease agreements expiring between 2005 and 2007. Rent expense for the six months ended June 30, 2005 and 2004 was $248 and $239, respectively.

The following table sets forth the Company’s contractual obligations as of June 30, 2005 and the years in which such obligations are expected to be settled:

	2005	2006	2007	2008 and thereafter	Total
Future minimum lease commitments	$242	$463	$304	$—	$1,009
Inventory purchase commitments	1,542	—	—	—	1,542
	$1,784	$463	$304	$—	$2,551

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this quarterly report and consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking and consumer markets. For the first six months of 2005, most of our revenue was derived from sales in the computing and storage markets.

We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. As of June 30, 2005, we had an accumulated deficit of $40.3 million. We have been profitable for the past six quarters. We generated net revenue of $13.2 million and net income of $1.1 million in the three months ended June 30, 2005, compared to net revenue of $9.1 million and net income of $0.6 million for the three months ended June 30, 2004.

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

	Three Months Ended
	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Net revenue (in thousands)	$13,185	$14,631	$14,614	$12,562	$9,144
As a percent of net revenue:
Gross margin	60%	56%	58%	56%	54%
Income from operations	9%	17%	18%	12%	6%

Our business will be influenced by factors affecting the semiconductor industry generally and by conditions in each of the markets we serve. Because of our small scale relative to our markets, we believe our business will also be significantly influenced by company-specific factors such as our execution in design engineering, sales and operations. We expect any future changes in net revenue to be largely driven by our penetration of new customers and markets and the expansion or contraction of our market share within existing customers and markets.

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

We have experienced an increasing percentage of our net revenue coming from orders received and shipped within the same quarter, which we refer to as our “turns business,” which is inherently difficult to forecast. We calculate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog for that period to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business grew to between 45% and 55% of net revenue in the second quarter of 2005 from between 25% and 35% in the second quarter of 2004. We expect our turns business in the third quarter to continue to increase and may fluctuate in the future. As our turns business increases, forecasting revenue becomes more difficult.

Our gross margins have historically varied significantly, and are expected to continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies in which we sell, the size and nature of our customers in these markets, new product ramps, manufacturing volumes and yields, and inventory and overhead costs. We expect our gross margins to decline at least temporarily as we reduce production in order to reduce inventory levels, resulting in deteriorating manufacturing overhead absorption. In addition, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

While in any period there may be fluctuations in our operating expenses, we expect these expenses generally to grow in absolute dollars. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our sales, general and administrative expenses are expected to grow in absolute dollars reflecting among other factors the higher costs of a publicly-traded company, including those related to compliance with the Sarbanes-Oxley Act of 2002.

Our effective tax rate has fluctuated based on our changing assessments of the mix of income and losses between domestic and international operations. We expect that both this mix as well as the statutory rates we are subject to internationally may change over time, resulting in changes in our effective tax rate and reported income tax expense. Our deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. If and as we continue profitable operations, management may revise the assessment which could result in a favorable adjustment to reported income tax expense in the period of the change. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carry-forwards may be limited in certain circumstances. As of June 30, 2005, while we have not yet determined whether such a limitation has occurred, management does not expect any limitation to impact the current utilization of our net operating loss carry-forwards.

Our sales are concentrated with a small group of customers. In the three months ended June 30, 2005, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 67% of our net revenue. Of these customers, one is an original equipment manufacturer, or OEM, and three are distributors. In the three months ended June 30, 2004, five customers each accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. Of these customers, two were OEMs, two were distributors and one was a power supply manufacturer. If we were to lose or experience a significant reduction in sales to one or more of our key customers, our operating results could be materially impacted. Demand for our products is influenced by demand for our customers’ products and our customers’ management of their own inventory. Our sales to distributors and outsourced suppliers such as original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply companies, are subject to higher risk because they service demand from other companies that is more difficult for them to forecast accurately.

We typically sell directly through our internal sales force to customers in North America, and indirectly through distributors in other locations, though we do sell directly to some of our customers in Asia and Europe. During the second quarter of 2005, sales to international distributors represented 43% of net revenue, an increase from 41% in the second quarter of 2004. We expect the mix of business between distribution and direct sales to fluctuate over time as our product offerings and customers change. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales. As most of the systems that use our products are manufactured outside of the United States, the percentage of our net revenue generated outside the United States was 93% for both the three months ended June 30, 2005 and 2004. We report our net revenue by geographic areas according to the destination to which we shipped our product. To date, substantially all of our net revenue has been denominated in U.S. dollars and we expect to continue this practice.

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

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees involved in the design and development of our products, prototyping and other development expense, and the depreciation costs related to equipment used for research and development. All research and development costs are expensed as incurred.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees involved in general management, sales and marketing, finance and information technology, as well as travel and entertainment expenses, professional services expenses and insurance expenses.

Stock-Based Compensation. Stock-based compensation consists primarily of the amortization of deferred stock-based compensation. As of June 30, 2005, we had an aggregate of $0.2 million of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

Income Taxes. Our effective tax rate is based on our annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.

Critical Accounting Policies

Management believes there have been no significant changes to our critical accounting policies during the six months ended June 30, 2005 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 1, 2005.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenue	100%	100%	100%	100%
Cost of revenue	40	46	42	47
Gross margin	60	54	58	53
Operating expenses:
Research and development	31	33	27	33
Selling, general and administrative	19	13	17	13
Stock-based compensation	1	2	1	2
Total operating expenses	51	48	45	48
Income from operations	9	6	13	5
Interest and other income, net	2	-	2	-
Income before income taxes	11	6	15	5
Income tax expense	2	-	3	-
Net income	9%	6%	12%	5%

Comparison of Quarter Ended June 30, 2005 to Quarter Ended June 30, 2004

Net Revenue. Net revenue was $13.2 million in the three months ended June 30, 2005 and $9.1 million in the three months ended June 30, 2004, an increase of 44%. Unit volume of shipments increased 49% in the second quarter of 2005 as compared to the second quarter of 2004, primarily due to higher sales in the computing and storage markets.

Cost of Revenue and Gross Margin. Cost of revenue was $5.3 million for the three months ended June 30, 2005 and $4.2 million for the three months ended June 30, 2004, an increase of 26%. Cost of revenue increased primarily due to the increased volume of shipments, partially offset by lower average costs per unit. Gross margin was $7.8 million for the three months ended June 30, 2005 as compared to $4.9 million for the three months ended June 30, 2004, an increase of 60%. Gross margin as a percent of net revenue increased to 60% for the three months ended June 30, 2005 as compared to 54% for the three months ended June 30, 2004. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of sales of our first generation products, which had lower gross margin than our newer products.

Research and Development. Research and development expenses were $4.0 million for the three months ended June 30, 2005 as compared to $3.0 million for the three months ended June 30, 2004, an increase of 34%. The increase was primarily associated with an increase in product development and prototype expense of $0.6 million and an increase in payroll expenses of $0.4 million due to additional headcount.

Selling, General and Administrative. Selling, general and administrative expenses were $2.5 million for the three months ended June 30, 2005 as compared to $1.2 million for the three months ended June 30, 2004, an increase of 114%. The increase was primarily associated with increases in professional services expenses of $0.6 million and finance expenses of $0.2 million, associated with being a publicly traded company, and an increase in payroll expenses of $0.3 million due to additional headcount.

Stock-based Compensation. Stock-based compensation expense was $0.1 million for the three months ended June 30, 2005 and $0.2 million for the three months ended June 30, 2004, a decrease of 18%. In 2004, we granted options that were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Income Tax Expense. Income tax expense was $0.3 million for the three months ended June 30, 2005 and $28,000 for the three months ended June 30, 2004. Income tax expense in 2005 is based on our estimated annual effective tax rate of 17%, compared to an annual effective tax rate of 4% in 2004. In 2005 and 2004, our effective tax rate was significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized to offset taxable income in the U.S.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Net Revenue. Net revenue was $27.8 million in the six months ended June 30, 2005 and $16.8 million in the six months ended June 30, 2004, an increase of 66%. Unit volume of shipments increased 75% in the first half of 2005 as compared to the first half of 2004, primarily due to higher sales in the computing and storage markets.

Cost of Revenue and Gross Margin. Cost of revenue was $11.7 million for the six months ended June 30, 2005 and $7.9 million for the six months ended June 30, 2004, an increase of 49%. Cost of revenue increased primarily due to the increased volume of shipments, partially offset by lower average costs per unit. Gross margin was $16.1 million for the six months ended June 30, 2005 as compared to $8.9 million for the six months ended June 30, 2004, an increase of 81%. Gross margin as a percent of net revenue increased to 58% for the six months ended June 30, 2005 as compared to 53% for the six months ended June 30, 2004. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of sales of our first generation products, which had lower gross margin than our newer products.

Research and Development. Research and development expenses were $7.6 million for the six months ended June 30, 2005 as compared to $5.6 million for the six months ended June 30, 2004, an increase of 37%. The increase was primarily associated with an increase in product development and prototype expenses of $1.0 million and an increase in payroll expenses of $0.7 million due to additional headcount.

Selling, General and Administrative. Selling, general and administrative expenses were $4.6 million for the six months ended June 30, 2005 as compared to $2.2 million for the six months ended June 30, 2004, an increase of 107%. The increase was primarily associated with increases in professional services expenses of $1.0 million and finance expenses of $0.5 million, associated with being a publicly traded company, and an increase in payroll expenses of $0.5 million due to additional headcount.

Stock-based Compensation. Stock-based compensation expense was $0.3 million for both the six months ended June 30, 2005 and 2004.

Income Tax Expense. Income tax expense was $0.7 million for the six months ended June 30, 2005 and $41,000 for the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of $52.5 million, including cash and cash equivalents of $26.0 million, compared to working capital of $48.8 million, including cash and cash equivalents of $24.9 million, as of December 31, 2004. Since our inception, we have financed our operations primarily through private sales of equity securities totaling $60.8 million. We have also funded operations with debt financing under a bank credit facility and with capital leases. In August 2004, we received total proceeds of $31.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $1.2 million was provided by operating activities in the six months ended June 30, 2005 compared to net cash provided by operating activities of $0.4 million in the six months ended June 30, 2004. The increase in cash provided by operating activities is primarily due to an increase in net income of $3.4 million and a $2.1 million increase in accounts payable, partially offset by an increase in accounts receivable of $5.5 million. We may offer extended payment terms to customers in the future and this may lead to incremental increases in our accounts receivable balances.

Our investing activities used net cash in the amounts of $0.9 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. In both periods, these amounts resulted primarily from the acquisition of property and equipment. In 2005, we have been and expect to continue to increase our capital expenditures as we upgrade our information systems. We expect to expend less than $5 million on these upgrades in 2005 and to fund these increases from existing capital resources and operating cash flows.

Our financing activities provided $0.8 million and $0.5 million, for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we received net proceeds of $0.8 million from the issuance of common stock in connection with employee exercises of stock options and the offering under our 2004 Employee Stock Purchase Plan. During the six months ended June 30, 2004, the net cash provided by financing activities was primarily due to $0.9 million from the issuance of common stock and net payments of $0.4 million under our line of credit.

In the first six months of 2004, we used our bank line of credit to generate $3.4 million of debt financing. Amounts due were repaid in full in 2004. This line of credit expired on June 24, 2005 and was not renewed by us.

Contractual Obligations

We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to 3 months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.

The following table sets forth our contractual obligations as of June 30, 2005 (in thousands):

	2005	2006	2007	2008 and thereafter	Total
Future minimum lease commitments	$242	$463	$304	$—	$1,009
Inventory purchase commitments	1,542	—	—	—	1,542
	$1,784	$463	$304	$—	$2,551

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS No. 123R), Share-Based Payment, effective beginning after June 15, 2005. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. On April 14, 2005, SFAS No. 123R was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. We will be required to implement SFAS No. 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different from those currently employed by us in applying SFAS No. 123 as outlined in the “Accounting for Stock-Based Compensation” section of our Notes to Condensed Consolidated Financial Statements. We expect that our adoption of SFAS No. 123R will have a material adverse impact on our financial statements and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include:

•	changes in orders received and shipped during the quarter, which we refer to as our “turns business”, which is difficult to estimate and represents an increasing percentage of our net revenue;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products;

•	the cyclical nature of the semiconductor industry;

•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our customers’ and distributors’ management of the inventory that they hold;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the timing of introductions of competing products or technologies;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	customers’ failure to pay us on a timely basis;

•	varying order patterns in the markets in which we sell our products;

•	changes in foreign currency rates; and

•	changes in accounting principles or policies, including an election by us, or the requirement, to treat stock option grants as an operating expense.

Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.

We have a history of losses, have only recently experienced revenue growth and become profitable and may not maintain profitability on a quarterly or annual basis.

We experienced profitability for the first time in 2004. We incurred net losses of approximately $9.2 million and $4.0 million in 2002 and 2003, respectively, and as of June 30, 2005, we had an accumulated deficit of $40.3 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 60% from $15.7 million in 2002 to $25.1 million in 2003. Net revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Net revenue increased 66% from $16.8 million for the first half of 2004 to $27.8 million for the first half of 2005. However, we do not expect to maintain similar revenue growth rates in future periods. We may also incur losses in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. We may not maintain profitability on a quarterly or annual basis.

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In the six months ended June 30, 2005, three customers each accounted for more than 10% of our net revenue and collectively accounted for 50% of our net revenue. In the six months ended June 30, 2004, four customers each accounted for more than 10% of our net revenue and collectively accounted for 74% of our net revenue. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue for the foreseeable future. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers would have a substantial negative impact on our business. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.

While we sell some of our products directly to certain of our customers, many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 34% of our net revenue for 2004 and 40% of our net revenue for the six months ended June 30, 2005.

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

In 2004 and the first six months of 2005, most of our net revenue was derived from the sale of our products in the high-performance computing and storage markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.

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

We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation, Samsung Electronics, and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including:

•	inability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedule and product quality;

•	inability of our foundries to obtain an adequate supply of the raw materials used in the manufacturing of our products on a timely and cost-effective basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on silicon wafers or products supplied to us;

•	labor shortages or labor strikes;

•	natural disasters affecting countries in which we conduct our business or in which our products are manufactured; and

•	political instability in countries where our products are manufactured.

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

We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. In particular, on February 27, 2005, a former employee was arrested by federal agents on a criminal complaint filed in the United States District Court in the Northern District of California. The complaint charges the former employee with illegally emailing to a semiconductor company in Taiwan proprietary data sheets containing product specifications and functionality regarding several of the Company’s products. As of June 30, 2005, we had 32 issued patents and 14 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to February 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Our internal controls over financial reporting may not be effective and our independent auditors may not attest as to their effectiveness, which could have a significant and adverse effect on our business.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to audit our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor attestation requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of our identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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

In 2004 and the first six months of 2005, 92% and 93%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales and operations personnel in Taiwan and Singapore. Our foundries, assembly and test subcontractors and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

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

Some of our customers and suppliers are subject to similar risks. Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2004 and the first six months of 2005 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

Our inability to overcome these risks could adversely affect our foreign operations, and the inability of some of our customers and suppliers, to overcome similar risks could adversely affect such customers and suppliers, either of which could harm our business and operating results.

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

We believe that our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 29% of our outstanding common stock as of July 22, 2005. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Being a public company will increase our expenses and administrative burden.

We completed our initial public offering in August 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, in 2004, we created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer and adopted an insider trading policy, and we are subject to the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and we believe we will incur additional costs of $1 to $2 million in 2005 and we may incur additional costs in the future. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Our certificate of incorporation and our bylaws may make more difficult or discourage, delay or prevent a change in the ownership of our company or a change in our management or our board of directors. The following are examples of provisions that are included in our certificate of incorporation and bylaws that might have those effects:

•	our board of directors is classified so that not all members of our board may be elected at one time;

•	directors may only be removed “for cause” and only with the approval of stockholders holding a majority of our outstanding voting stock;

•	the ability of our stockholders to call a special meeting of stockholders is prohibited;

•	advance notice is required for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

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

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.

New accounting pronouncements or regulatory rulings may impact our future financial position and results of operations.

New accounting pronouncements or regulatory rulings may have an impact on our future financial position and results of operations. In particular, On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share Based Payment. Under SFAS No. 123R, most public companies would have been required to adopt the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows companies to adopt SFAS No. 123R at the beginning of the fiscal year that begins after June 15, 2005. SFAS No. 123R will require companies to recognize compensation expense, using a fair value-based method, for costs related to share-based payments including stock options and employee stock purchase plans . We will be required to implement the standard starting January 1, 2006. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. The adoption of SFAS No. 123R to, and other future accounting pronouncements or regulatory rulings may, materially impact our results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2005, all of our short-term investments were government agency securities and our cash equivalents were held in checking accounts, money market accounts and government agency securities.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any material pending legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(b) On July 28, 2004, our registration statement on Form S-1 (Registration No. 333-115614) was declared effective for our initial public offering. As of July 22, 2005, we had invested the $31.9 million in net proceeds from the offering in government agency securities. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders of Volterra Semiconductor Corporation was held on May 18, 2005. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were recorded as follows:

Proposal 1:

Edward Ross and Anthony Stratakos were elected as directors to hold office until the 2008 Annual Meeting of Stockholders by the following vote:

Nominee	For	Withheld
Edward Ross	16,765,214	354,995
Anthony Stratakos	17,066,583	53,626

Proposal 2:

The selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
16,176,118	931,873	12,218	0

Item 6.  Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen stock certificate.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand
Greg Hildebrand
Chief Financial Officer (Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen stock certificate.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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