Form 10-Q
period 2005-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2005-11-09
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (510) 743-1200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2005, the registrant had 23,700,429 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Current assets:

Cash and cash equivalents	$25,228	$24,895
Short-term investments	19,780	19,838

Accounts receivable, net of allowances of $743 and $1,102, respectively	9,188	2,097
Inventory	5,307	5,134

Prepaid expenses and other current assets	863	726

Total current assets	60,366	52,690

Property and equipment, net	2,870	1,414
Other assets	34	34

Total assets	$63,270	$54,138

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$4,333	$1,768
Accrued liabilities	3,116	2,105

Total current liabilities	7,449	3,873

Commitments (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value; 200,000,000 shares authorized; 23,683,411 and 23,336,165 shares issued and outstanding, respectively	24	23
Additional paid-in capital	95,522	94,412

Deferred stock-based compensation	(95)	(462)
Accumulated deficit	(39,630)	(43,708)

Total stockholders’ equity	55,821	50,265

Total liabilities and stockholders’ equity	$63,270	$54,138

The accompanying notes are an integral part of these condensed consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net revenue	$12,509	$12,562	$40,325	$29,321

Cost of revenue	5,878	5,569	17,621	13,469

Gross margin	6,631	6,993	22,704	15,852

Operating expenses:
Research and development	4,020	3,708	11,568	9,278

Selling, general and administrative	1,953	1,525	6,596	3,742
Stock-based compensation (*)	100	210	364	483

Total operating expenses	6,073	5,443	18,528	13,503

Income from operations	558	1,550	4,176	2,349

Interest and other income	331	107	872	189
Interest and other expense	(4)	(4)	(13)	(9)

Income before income taxes	885	1,653	5,035	2,529
Income tax expense	247	113	957	154

Net income	$638	$1,540	$4,078	$2,375

Basic net income per share	$0.03	$0.09	$0.17	$0.25

Shares used in computing basic net
income per share	23,675	17,253	23,538	9,457

Diluted net income per share	$0.02	$0.06	$0.16	$0.11

Shares used in computing diluted net income per share	26,159	24,067	26,189	21,923

(*) Stock-based compensation consists of:

Cost of revenue	$7	$8	$22	$21
Research and development	11	134	98	276

Selling, general and administrative	82	68	244	186

Total	$100	$210	$364	$483

The accompanying notes are an integral part of these condensed consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,078	$2,375

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	450	384

Amortization of bond discount	(202)	—
Loss on disposal of fixed assets	9
Provision for doubtful accounts	—	24

Interest income on stockholders’ notes receivable	—	(54)
Stock-based compensation	364	483

Changes in operating assets and liabilities:
Accounts receivable	(7,091)	(1,834)

Inventory	(173)	(2,848)
Prepaid expenses and other current assets	(137)	(414)

Accounts payable	2,565	2,642
Accrued liabilities	1,011	1,178

Net cash provided by operating activities	874	1,936

Cash flows from investing activities:
Purchases of property and equipment	(1,915)	(715)

Purchases of short-term investments	(14,618)	(14,896)
Proceeds from maturity of short-term investments	14,878	—

Net cash used in investing activities	(1,655)	(15,611)

Cash flows from financing activities:
Borrowings under line of credit	—	3,350

Payments on line of credit	—	(5,150)
Proceeds from initial public offering, net of offering expenses	—	31,906
Proceeds from issuance of common stock, net	1,114	988

Net cash provided by financing activities	1,114	31,094

Net increase in cash and cash equivalents	333	17,419
Cash and cash equivalents, beginning of period	24,895	10,129

Cash and cash equivalents, end of period	$25,228	$27,548

Supplemental disclosure of cash flow information:

Cash paid for interest	—	9

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	—	$935

Decrease in liability for early option exercises, net	—	(131)

Cancellation of notes receivable from stockholders in connection with stock repurchase	—	$1,635

The accompanying notes are an integral part of these condensed consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. Description of Business and Significant Accounting Policies
     Volterra Semiconductor Corporation (the Company or Volterra) was incorporated in Delaware in 1996, and its principal offices are located in Fremont, California. The Company designs, develops and markets proprietary, high-performance analog and mixed-signal power management semiconductors. The Company sells integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, communications, and consumer markets. In August 2004, the Company completed its initial public offering of Common Stock and received net proceeds of $31.9 million.
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the three months, or year ending December 31, 2005 or for any other future period. The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements as of and for the year then ended.
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
     The Company maintains cash, cash equivalents and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments with remaining contractual maturities on the date of purchase of 90 days or less. Short-term investments are comprised of U.S. treasury and government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. These investments are classified as held-to-maturity and carried at amortized cost.
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
     Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue				Accounts Receivable
	Three Months	Three Months	Nine Months	Nine Months	As of
	Ended	Ended	Ended	Ended
Customer	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,
	2005	2004	2005	2004	2005	2004

A	*	20%	*	13%	*	21%

B	31%	19%	26%	19%	29%	*

C	10%	16%	10%	22%	*	*

D	14%	15%	10%	13%	*	*

E	*	*	12%	12%	23%	*

F	16%	*	11%	*	12%	11%

G	*	*	*	*	*	43%

*	Less than 10%
     The Company reports its net revenue by geographic area according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Singapore	40%	27%	44%	38%

China	25%	32%	22%	27%

Taiwan	7%	21%	10%	16%

Japan	16%	7%	11%	7%

United States	6%	9%	6%	9%

Other	6%	4%	7%	3%

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
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Numerator:
Net income (in thousands)	$638	$1,540	$4,078	$2,375

Denominator:
Weighted average common shares — Basic	23,674,662	17,253,214	23,537,571	9,457,015

Effect of dilutive securities:
Stock options	2,483,917	2,398,626	2,651,868	2,204,092

Convertible preferred stock	—	4,346,040	—	10,140,769
Convertible preferred warrants	—	69,550	—	121,564

Weighted average common shares — Diluted	26,158,579	24,067,430	26,189,439	21,923,440

Net income per share — Basic	$0.03	$0.09	$0.17	$0.25

Net income per share — Diluted	$0.02	$0.06	$0.16	$0.11

Potentially dilutive securities excluded from the computation above because they were anti-dilutive during the period:
Stock options	718,600	57,000	504,567	57,000

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

As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income (loss) if the fair value based method had been used in each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$638	$1,540	$4,078	$2,375

Add: stock-based compensation for employee awards included in the determination of net income, net of tax	59	120	252	380
Less: stock-based compensation for employee awards determined under the fair-value method, net of tax	(921)	(309)	(2,794)	(777)

Pro forma net income (loss)	$(224)	$1,351	$1,536	$1,978

Basic net income per share:

As reported	$0.03	$0.09	$0.17	$0.25

Pro forma	$(0.01)	$0.08	$0.07	$0.21

Diluted net income per share:
As reported	$0.02	$0.06	$0.16	$0.11

Pro forma	$(0.01)	$0.06	$0.06	$0.09

2. Inventory
     Inventory as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
Work-in-process	$2,741	$3,430

Finished goods	2,566	1,704

	$5,307	$5,134

3. Property and Equipment
     Property and equipment as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
Computer hardware	$1,104	$966

Computer software	3,526	1,979
Equipment and furniture	2,318	2,107

Leasehold improvements	626	626

	7,574	5,678

Less accumulated depreciation and amortization	(4,704)	(4,264)

	$2,870	$1,414

4. Commitments
     The Company leases its facilities under operating lease agreements expiring between 2005 and 2007. Rent expense under these agreements for the nine months ended September 30, 2005 and 2004 was $354 and $360, respectively.

     The following table sets forth the Company’s contractual obligations as of September 30, 2005 and the years in which such obligations are expected to be settled:

				2008 and
	2005	2006	2007	thereafter	Total
Future minimum lease commitments	$124	$470	$324	$—	$918

Inventory purchase commitments	$1,570	—	—	—	$1,570

	$1,694	$470	$324	$—	$2,488

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
Overview
     We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, communications, and consumer markets. For the first nine months of 2005, most of our revenue was derived from sales in the computing, storage, and communications markets.
     We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. As of September 30, 2005, we had an accumulated deficit of $39.6 million. We have been profitable for the past seven quarters. We generated net revenue of $12.5 million and net income of $638,000 in the three months ended September 30, 2005, compared to net revenue of $12.6 million and net income of $1.5 million for the three months ended September 30, 2004.
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Net revenue (in thousands)	$12,509	$13,185	$14,631	$14,614	$12,562

As a percent of net revenue:
Gross margin	53%	60%	56%	58%	56%

Income from operations	4%	9%	17%	18%	12%
     Our business is influenced by factors affecting the semiconductor industry generally and by conditions in each of the markets we serve. Our business is also significantly influenced by company-specific factors such as our execution in design engineering, sales and operations. We expect any future changes in net revenue to be largely driven by our penetration of new customers and markets and the expansion or contraction of our market share within existing customers and markets.
     Our lengthy sales cycles make forecasting the volume and timing of orders difficult. The design phase of our sales cycle can take up to 12 months or longer to complete. The commercial introduction of systems that use our products can take an additional six to 12 months or longer to occur, if they are introduced at all. As demand for our products is influenced by demand for our customers products, our revenue will depend on the timing, size, speed and success of commercial introductions of systems that use our products, which are inherently difficult to estimate as well as the ongoing demand for previously introduced systems. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors and outsourced suppliers such as original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply companies, are subject to higher risk and may be more volatile because they service demand from other companies that is more difficult for them to forecast accurately.

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
     We have experienced an increasing percentage of our net revenue coming from orders received and shipped within the same quarter, which we refer to as our “turns business,” which is inherently difficult to forecast. We calculate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog for that period to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business grew to between 45% and 55% of net revenue in the third quarter of 2005 from between 25% and 35% in the third quarter of 2004. We expect our turns business in the fourth quarter to decrease and may fluctuate in the future. If and when our turns business increases, forecasting revenue becomes more difficult.
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
     Our effective tax rate has fluctuated based on our changing assessments of the mix of income and losses between domestic and international operations. We expect that both this mix as well as the statutory rates we are subject to internationally may change over time, resulting in changes in our effective tax rate and reported income tax expense. Our deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. If and as we continue profitable operations, management may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period we revise our assessment. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carry-forwards may be limited in certain circumstances. As of September 30, 2005, while we have not yet determined whether such a limitation has occurred, we do not expect any limitation to impact the current utilization of our net operating loss carry-forwards.
     Our sales are concentrated with a small group of customers. In the three months ended September 30, 2005, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 71% of our net revenue. Of these customers, one is an original equipment manufacturer, or OEM, two are distributors, and one is a power-supply manufacturer. In the three months ended September 30, 2004, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 70% of our net revenue. Of these customers, two were OEMs, one was a distributor, and one was a power-supply manufacturer. If we were to lose or experience a significant reduction in sales to one or more of our key customers, our operating results could be materially and adversely impacted. In addition, our accounts receivable tends to be concentrated with a small group of customers as well. While we have not experienced material defaults from customers in the past, if we were to fail to timely collect from one or more of our key customers, our operating results and financial position could be materially and adversely impacted.
     We typically sell directly through our internal sales force to customers in North America, and indirectly through distributors in other locations, though we do sell directly to some of our customers in Asia and Europe. During the third quarter of 2005, sales to international distributors represented 35% of net revenue, an increase from 25% in the third quarter of 2004. We expect the mix of business between distribution and direct sales to fluctuate over time as our product offerings and customers change. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.
     As most of the systems that use our products are manufactured outside of the United States, the percentage of our net revenue generated outside the United States was 94% for the three months ended September 30, 2005 and 91% for the three months ended September 30, 2004. We report our net revenue by geographic areas according to the destination to which we shipped our product. To date, substantially all of our sales transactions have been denominated in U.S. dollars and we expect to continue this practice.
     We purchase our inventory pursuant to standard purchase orders. As lead-times at our manufacturing subcontractors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customer orders, subjecting us to inventory risk.

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
     Stock-Based Compensation. Stock-based compensation consists primarily of the amortization of deferred stock-based compensation. As of September 30, 2005, we had an aggregate of $95,000 of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.
     Income Taxes. Our effective tax rate is based on our annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2005 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 1, 2005.
Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%

Cost of revenue	47	44	44	46

Gross margin	53	56	56	54

Operating expenses:
Research and development	32	30	29	31

Selling, general and administrative	16	12	16	13
Stock-based compensation	1	2	1	2

Total operating expenses	49	44	46	46

Income from operations	4	12	10	8

Interest and other income, net	3	1	2	1

Income before income taxes	7	13	12	9

Income tax expense	2	1	2	1

Net Income	5%	12%	10%	8%

Comparison of Quarter Ended September 30, 2005 to Quarter Ended September 30, 2004
     Net Revenue. Net revenue was $12.5 million in the three months ended September 30, 2005 and $12.6 million in the three months ended September 30, 2004, a decrease of 0.4%. Unit volume of shipments for the three months ended September 30, 2005 was primarily unchanged as compared to the three months ended September 30, 2004, and was mainly from sales in the computing, storage, and communications markets.
     Cost of Revenue and Gross Margin. Cost of revenue was $5.9 million for the three months ended September 30, 2005 and $5.6 million for the three months ended September 30, 2004, an increase of 6%. Cost of revenue increased primarily due to variances associated with the production of new product designs. Gross margin was $6.6 million for the three months ended September 30, 2005 as compared to $7.0 million for the three months ended September 30, 2004, a decrease of 5%. Gross margin as a percent of net revenue decreased to 53% for the three months ended September 30, 2005 as compared to 56% for the three months ended September 30, 2004. The decrease in gross margin was due primarily to increased costs associated with the production of new generation products.
     Research and Development. Research and development expenses were $4.0 million for the three months ended September 30, 2005 as compared to $3.7 million for the three months ended September 30, 2004, an increase of 8%. The increase was primarily associated with an increase in product development and prototype expense.
     Selling, General and Administrative. Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2005 as compared to $1.5 million for the three months ended September 30, 2004, an increase of 28%. The increase was primarily associated with increases in professional services and finance expenses associated with being a publicly traded company and our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002.
     Stock-based Compensation. Stock-based compensation expense was $0.1 million for the three months ended September 30, 2005, and $0.2 million for the three months ended September 30, 2004, a decrease of 52%. This decrease is primarily due to the fact that we are in the second year of an accelerated amortization schedule for expensing deferred stock-based compensation for option grants that were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.
     Income Tax Expense. Income tax expense was $247,000 for the three months ended September 30, 2005 and $113,000 for the three months ended September 30, 2004. Income tax expense in 2005 is based on our estimated annual effective tax rate of 19%, compared to an annual effective tax rate of 6% in 2004. In 2005 and 2004, our effective tax rate was significantly less than statutory rates because we utilized net operating loss carry-forwards, for which no benefit had been previously recognized, to offset taxable income in the U.S.
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
     Net Revenue. Net revenue was $40.3 million in the nine months ended September 30, 2005 and $29.3 million in the nine months ended September 30, 2004, an increase of 38%. Unit volume of shipments increased 44% from a year ago, primarily due to higher sales in the computing, storage, and communications markets.
     Cost of Revenue and Gross Margin. Cost of revenue was $17.6 million for the nine months ended September 30, 2005 and $13.5 million for the nine months ended September 30, 2004, an increase of 31%. Cost of revenue increased primarily due to the increased volume of shipments, partially offset by lower average costs per unit. Gross margin was $22.7 million for the nine months ended September 30, 2005 as compared to $15.9 million for the nine months ended September 30, 2004, an increase of 43%. Gross margin as a percent of net revenue increased to 56% for the nine months ended September 30, 2005 as compared to 54% for the nine months ended September 30, 2004. The increase in gross margin was due primarily to changing sales mix resulting from a lower proportion of sales of our first generation products, which had lower gross margin than our newer products, as well as an overall lower average cost per unit.
     Research and Development. Research and development expenses were $11.6 million for the nine months ended September 30, 2005 as compared to $9.3 million for the nine months ended September 30, 2004, an increase of 25%. The increase was primarily associated with an increase in product development and prototype expenses.
     Selling, General and Administrative. Selling, general and administrative expenses were $6.6 million for the nine months ended September 30, 2005 as compared to $3.7 million for the nine months ended September 30, 2004, an increase of 76%. The increase was primarily associated with increases in professional services and finance expenses associated with being a publicly traded company and our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002.

     Stock-based Compensation. Stock-based compensation expense was $364,000 for the nine months ended September 30, 2005 and $483,000 for the nine months ended September 30, 2004, a decrease of 25%. This decrease is primarily due to the fact that we are in the second year of an accelerated amortization schedule for expensing deferred stock-based compensation for option grants that were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.
     Income Tax Expense. Income tax expense was $1.0 million for the nine months ended September 30, 2005 and $154,000 for the nine months ended September 30, 2004. Income tax expense in 2005 is based on our estimated annual effective tax rate of 19%, compared to an annual effective tax rate of 6% in 2004. In 2005 and 2004, our effective tax rate was significantly less than statutory rates because we utilized net operating loss carry-forwards, for which no benefit had been previously recognized, to offset taxable income in the U.S.
Liquidity and Capital Resources
     As of September 30, 2005, we had working capital of $52.9 million, including cash and cash equivalents of $25.2 million, compared to working capital of $48.8 million, including cash and cash equivalents of $24.9 million, as of December 31, 2004. From our inception through August 4, 2004, we financed our operations primarily through private sales of equity securities totaling $60.8 million, and also with debt financing under a bank credit facility and with capital leases. In August 2004, we received total proceeds of $31.9 million, net of related issuance fees and estimated offering costs, from our initial public offering. We believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
     Net cash of $874,000 was provided by operating activities in the nine months ended September 30, 2005. This amount was generated from net income of $4.1 million and an increase in accounts payable and accrued expenses of $3.6 million, offset by an increase in accounts receivable of $7.1 million. The increase in accounts receivable was due primarily to the abnormally low level of accounts receivable as of December 31, 2004 in addition to a slower collections effort and longer average payment terms from the period a year ago. Net cash of $1.9 million was provided by operating activities in the nine months ended September 30, 2004. This amount was generated from net income of $2.4 million and an increase in accounts payable and accrued expenses of $3.8 million, offset by and increase in accounts receivable and inventory of $5.0 million.
     Our investing activities used net cash of $1.7 million for the nine months ended September 30, 2005 primarily for the acquisition of property and equipment. Cash used for investing activities of $15.6 million for the nine months ended September 30, 2004 was primarily from the purchase of short-term investments. In 2005, we have been and expect to continue to increase our capital expenditures as we upgrade our information systems. We expect to expend less than $5 million on these upgrades in 2005 and to fund these increases from existing capital resources and operating cash flows.
     Our financing activities provided $1.1 million for the nine months ended September 30, 2005, all of which was from the exercise of employee stock options, and the offering under our 2004 Employee Stock Purchase Plan. Financing activities provided $31.1 million for the nine months ended September 30, 2004 and included $31.9 million from the sale of common stock through our initial public offering, and $1.0 million from the exercise of employee stock options, offset by $1.8 million net pay down of our line of credit.
Contractual Obligations
     We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to 3 months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.
     The following table sets forth our contractual obligations as of September 30, 2005 (in thousands):

				2008 and
	2005	2006	2007	thereafter	Total
Future minimum lease commitments	$124	$470	$324	$—	$918

Inventory purchase commitments	$1,570	—	—	—	$1,570

	$1,694	$470	$324	$—	$2,488

     Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 123R (SFAS No. 123R), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. We will be required to implement SFAS No. 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different from those currently employed by us in applying SFAS No. 123 as outlined in the “Accounting for Stock-Based Compensation” section of Note 1 to our Condensed Consolidated Financial Statements. We expect that our adoption of SFAS No. 123R will have a material adverse impact on our financial statements and results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
     We experienced profitability for the first time in 2004. We incurred net losses of approximately $9.2 million and $4.0 million in 2002 and 2003, respectively, and as of September 30, 2005, we had an accumulated deficit of $39.6 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 60% from $15.7 million in 2002 to $25.1 million in 2003. Net revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Net revenue increased 38% from $29.3 million for the first nine months of 2004 to $40.3 million for the first nine months of 2005. However, we do not expect to maintain similar revenue growth rates in future periods. We may also incur losses in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. We may not maintain profitability on a quarterly or annual basis.

     We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In the nine months ended September 30, 2005, five customers each accounted for more than 10% of our net revenue and collectively accounted for 69% of our net revenue. In the nine months ended September 30, 2004, five customers each accounted for more than 10% of our net revenue and collectively accounted for 79% of our net revenue. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue for the foreseeable future. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers would have a substantial negative impact on our business. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur. In addition, our accounts receivable tends to be concentrated with a small group of customers as well. If we were to fail to timely collect from one or more of our key customers, our operating results, financial position, and cash flows could be materially and adversely impacted.
     We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.
     While we sell some of our products directly to certain of our customers, many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 34% of our net revenue for 2004 and 37% of our net revenue for the nine months ended September 30, 2005.
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
     In 2004 and the first nine months of 2005, most of our net revenue was derived from the sale of our products in the high-performance computing and storage markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.
     In addition, we expect our business in these markets to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia, during which time many of our customers, manufacturers and subcontractors cease or significantly reduce their operations. In the future, we may address higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, digital televisions, graphics cards, hard disk drives, home game stations, mobile phones, optical drives, printers, set top boxes, wireless local area network cards and wireless personal digital assistants. In these higher-volume markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products to address changes in demand, our operating results would be harmed.
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
     We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2005, we had 32 issued patents and 14 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to February 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
     In 2004 and the first nine months of 2005, 92% and 94%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales and operations personnel in Taiwan and Singapore. Our foundries, assembly and test subcontractors and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:
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
     Some of our customers and suppliers are subject to similar risks. Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2004 and the first nine months of 2005 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.
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
     In recent periods, we have significantly increased the scope of our operations. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded information technology, operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems, and our disaster recovery procedures around these systems. We also will need to continue to expand, train, manage and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our information technology, operational and financial systems, additional personnel and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, and maintain proper controls and disaster recovery procedures over our operations, our revenue and operating results could be materially and adversely affected.

     If our computer and communications hardware fails, our business, results of operations and financial condition would be harmed.
     Our ability to successfully operate our business depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer and communications hardware necessary to operate our business is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data or proprietary technical information. In particular, in October 2005, we experienced a serious failure and some data loss on a primary file server due to a failure of environmental systems. Any future occurrence of any of the foregoing risks could substantially harm our business and results of operations.
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
     We believe that our executive officers and directors, in the aggregate, beneficially own approximately 18% of our outstanding common stock as of October 21, 2005. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers, and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
Being a public company will increase our expenses and administrative burden.
     We completed our initial public offering in August 2004. As a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, in 2004, we created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer and adopted an insider trading policy, and we are subject to the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
     In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and we believe we will incur additional costs of approximately $1 million in 2005 and we may incur additional costs in the future. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.
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
     New accounting pronouncements or regulatory rulings may have an impact on our future financial position and results of operations. In particular, On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share Based Payment. Under SFAS No. 123R, most public companies would have been required to adopt the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows companies to adopt SFAS No. 123R at the beginning of the fiscal year that begins after June 15, 2005. SFAS No. 123R will require companies to recognize compensation expense, using a fair value-based method, for costs related to share-based payments including stock options and employee stock purchase plans. We will be required to implement the standard starting January 1, 2006. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. The adoption of SFAS No. 123R, and other future accounting pronouncements or regulatory rulings may, materially impact our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of September 30, 2005, our short-term investments were U.S. treasury and government agency securities and our cash and cash equivalents were held in checking accounts, money market accounts and government agency securities.
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
     In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently involved in any material pending legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.
Item 6. Exhibits

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2	(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen stock certificate.

31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit No.	Description

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand

Greg Hildebrand Chief Financial Officer (Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2	(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen stock certificate.

31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.