Form 10-K
period 2005-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2006-03-03
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq National Market on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was $151,184,081, based on a closing price of $14.89 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2006, there were 23,834,991 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms, or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under Item 1A “Risk Factors” and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets. Our core products are integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets that transform, regulate, deliver, and monitor the power consumed by digital semiconductors. Through our proprietary power system architecture and mixed-signal design techniques, we have integrated power, analog, and digital circuits onto a single complementary metal oxide silicon, or CMOS, semiconductor, eliminating the need for a large number of discrete components required by conventional power management solutions. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, directly through our internal sales force or indirectly through distributors and outsourced suppliers.

Analog and Mixed-Signal Semiconductor Market

Semiconductor components are the building blocks of electronic systems. Semiconductors are generally classified as either “digital” or “analog.” Digital semiconductors, such as microprocessors, graphics processors, digital signal processors, and memory, are used to process and store data in a binary format, using electrical signals to represent the binary digits, “1” and “0.” Analog semiconductors, such as voltage regulators and temperature sensors, monitor, regulate, or transform physical properties, including voltage, current, temperature, pressure, weight, light, sound or speed, using electrical signals that have a continuous range of values. Electronic systems rely on analog semiconductors to provide the interface between digital semiconductors and the physical world. Mixed-signal semiconductors combine elements of both analog and digital semiconductors, but are generally classified as analog semiconductors because of their analog content.

The market for analog and mixed-signal semiconductors differs from the digital semiconductor market in several significant respects. Digital semiconductors provide processing functions in electronic systems and are therefore often optimized for a particular application or market. Analog and mixed-signal semiconductors are often used in a wider variety of applications and markets where different users have unique requirements regarding performance specifications such as size, speed, accuracy, and efficiency. As a result, the analog and mixed-signal semiconductor market is highly fragmented, providing smaller companies an opportunity to compete successfully against larger suppliers in certain market segments. Analog and mixed-signal semiconductors also generally have longer product life cycles than digital semiconductors. The market for digital semiconductors is usually characterized by rapid design cycles and fast production lead times. In addition, while digital semiconductors typically gain the performance benefit of leading-edge manufacturing process technologies, analog and mixed-signal semiconductor companies typically benefit from lower capital requirements through the use of more mature manufacturing process technologies. Analog and mixed-signal semiconductor design has traditionally been more dependent on individual design engineers who have the training and experience to design complex analog and mixed-signal semiconductors.

Moore’s Law, which refers to the observation that the number of transistors per semiconductor doubles every 18 months, is facilitating the development of faster and more complex digital semiconductors at prices which allow their proliferation in a broad variety of electronic systems. As digital semiconductors become more advanced, the analog and mixed-signal semiconductors that interface with them must also operate with greater speed, accuracy, and efficiency. These factors, coupled with growth in the electronic equipment markets, are driving growth in the analog and mixed-signal semiconductor market.

Power Management Semiconductor Market

Every digital semiconductor requires power to operate. This power is delivered by one or more analog semiconductors known as power management semiconductors. These power management semiconductors transform, regulate, and monitor power throughout electronic systems. Advances in digital semiconductors require power management solutions with higher performance, measured by greater speed, accuracy, and efficiency. In addition, the demand for smaller electronic devices is driving the need for power management solutions that deliver increased performance but are smaller in size. At the same time, the increased complexity of electronic systems is causing electronic system designers to adopt a new system architecture, known as a distributed power architecture. This architecture requires a larger number of power management semiconductors to meet the varied power requirements throughout the system. We believe these trends exist across multiple electronic equipment markets and are driving demand for greater quantities of more sophisticated power management solutions.

As Moore’s Law suggests, the size of each transistor is decreasing as the number of transistors per semiconductor continues to increase. Smaller transistors require lower operating voltages that must be delivered with greater accuracy. At the same time, semiconductors are operating at faster speeds to achieve higher performance levels. More transistors and higher speeds require higher current and a more dynamic power supply. This means new power management solutions must be capable of supporting lower voltages with improved accuracy, higher currents, and faster dynamic response.

Today, high-performance computing, storage, and networking systems use advanced digital semiconductors with greater processing power and therefore require more sophisticated power management solutions. However, with advances in manufacturing process technology, more advanced digital semiconductors can be offered at lower prices and, therefore, are being used in a wider variety of higher-volume applications, such as consumer electronic devices that incorporate audio, image, video and data processing, and wireless communication capabilities. As a result, a broader variety of electronic equipment will require new power management solutions.

Our Solution

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors. Our core products are integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets that are used to transform, regulate, deliver, and monitor the power consumed by digital semiconductors, such as microprocessors, graphics processors, digital signal processors, and memory. Through our proprietary power system architecture and mixed-signal design techniques, we have integrated power, analog, and digital circuits onto a single CMOS semiconductor, thereby eliminating the need for a large number of discrete components included in conventional power management solutions. We target the computing, storage, networking, and consumer markets where power management requirements are particularly challenging.

The benefits of our solution to our customers include:

•	Small Form Factor. Our proprietary system architecture integrates the functions of controllers, power transistors, and drivers found in conventional solutions and significantly reduces the quantity and size of the remaining external components, such as inductors and capacitors;

•	High Performance. Our power management solutions are designed to meet or exceed the demanding power requirements of advanced digital semiconductors;

•	Complete System-Level Solutions. Our highly-integrated products, extensive reference designs and system-level applications expertise enable our customers to incorporate our solutions into electronic systems quickly and easily;

•	Scalability. Our solutions are scalable and reduce the complexity, time and cost of system design for our customers; and

•	System Management. Our solutions provide system-level monitoring and control capabilities.

While we believe that we compete favorably in the markets we serve, we face a variety of challenges. In particular, many of our competitors have longer operating histories, greater name recognition, more diversified product offerings and greater resources than we do. In order to continue to grow our business, we must continue to provide superior customer support, expand our product offerings, and attract and retain qualified engineers.

Our Strategy

We intend to become the leading provider of high-performance, highly-integrated analog and mixed-signal power management solutions in the computing, storage, networking, and consumer markets by continuing to pursue the following strategies:

•	Extend Our Technology. We intend to continue to develop leading-edge power management technology by enhancing our proprietary power system architecture and advancing our analog and mixed-signal and system-level design capabilities;

•	Expand Our Presence in Our Existing Markets and Enter into New Markets. We intend to continue providing power management solutions in our current markets and in new markets where power management is critical;

•	Focus on Strategic Customers. We focus on developing relationships with strategic customers that are leaders in their respective markets;

•	Build Relationships with Leading Developers of Advanced Digital Semiconductors. We intend to continue building relationships with leading developers of advanced digital semiconductors that are driving demand for new power management solutions; and

•	Expand Our Engineering Team. We intend to continue to attract and retain qualified engineers with experience in the design of analog and mixed-signal semiconductors and expertise in power system and applications engineering.

Our Products and Markets

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets. Applications in these markets include data networking equipment, desktop, and notebook computers, digital cameras, digital televisions, enterprise storage equipment, graphics cards, hard disk drives, mobile phones, optical drives, personal digital assistants, or PDAs, portable digital music players, printers, servers, telecommunications equipment, wireless local area network, or WLAN cards, and workstations.

Our core products are integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets that are used to transform, regulate, deliver, and monitor the power consumed by digital semiconductors, such as microprocessors, graphics processors, digital signal processors, and memory. Our products integrate multiple power, analog, and digital functions that are generally performed by numerous discrete components in conventional solutions to maximize performance and minimize size. The demand for our products depends on many factors, including downturns in the semiconductor industry, our ability to introduce new products in a timely manner, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

We have three families of integrated voltage regulator semiconductors, VT100, VT200, and VT300, and two families of scalable voltage regulator semiconductor chipsets, VT1000 and VT1300. We classify our product families by specifications such as input voltage and output voltage, both measured in Volts, and maximum current, measured in Amperes, or Amps. We continually develop new products and new generations and versions of our existing products to improve product performance and features while reducing system cost and size.

Customers, Sales and Marketing

The electronics manufacturing industry is complex and disaggregated, with many electronic system designers relying upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers through our internal sales force and indirectly through distributors. In 2005, IBM, Internix, Lite-On Technologies, Metatech, and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. In 2004, IBM, Metatech, nVidia, and Lite-On Technologies each accounted for over 10% of our net revenue, and collectively accounted for 67% of our net revenue. In 2003, IBM, Sabre, Solectron, and Weikeng each accounted for over 10% of our net revenue, and collectively accounted for 78% of our net revenue. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

We typically sell directly through our internal sales force to customers in North America and both directly and indirectly through distributors in other locations. In 2005, 2004, and 2003, international sales comprised 94%, 92%, and 87%, respectively, of our net revenue.

Our products are generally incorporated into a customer’s product early in the design phase. Once our products have been designed to perform a specific power management function in our customer’s system, we are the sole source supplier for that function. Our applications engineers provide technical support and assistance to customers in designing, testing, and qualifying systems that incorporate our products. While our competitors typically sell individual power management components, we engage in close customer interaction to enable a system level sales process.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2005, our principal foundries and assembly and test subcontractors were located in Korea, the Philippines, Singapore, and Taiwan.

We have designed and implemented a structured product development process, which is consistent with ISO 9001 specifications, and a quality management system to provide the framework for quality, reliability, and manufacturability of our products. To ensure consistent product quality, reliability, and yield, we closely monitor the production cycle by reviewing electrical, parametric, and manufacturing process data from our foundries and assembly and test subcontractors.

We believe we have the resources in place and sufficient manufacturing capacity at our subcontractors through our multiple sources of silicon wafer fabrication, assembly, and test to support our anticipated production requirements. However, none of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue and negatively impact our growth.

Research and Development

Our research and development efforts are focused on maintaining our technical position by continually enhancing our proprietary power system architecture and expanding our mixed-signal and system-level design capabilities. We also intend to further advance our CMOS wafer fabrication process expertise and enhance our packaging technologies. Through these efforts, we seek to introduce new products to address new market opportunities, to further reduce our design and manufacturing cost and to continue to improve the cost effectiveness, size, and performance of our solutions. If we are unable to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements, our business, operating results and financial condition would be negatively affected.

We have assembled a team of highly skilled engineers who have expertise in analog and mixed-signal design, power system design, process engineering, and package engineering to collaborate on research and development efforts. We have also established a separate, dedicated group within our research and development organization that maintains forward-looking focus on new product architectures and future technologies. They work closely with our customers, partners, and suppliers to align technology roadmaps and conduct extensive research to enhance our future products.

In 2005, 2004, and 2003, we spent $15.6 million, $13.1 million, and $10.5 million, respectively, on research and development efforts. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2005, we had 34 issued patents and 17 applications pending in the United States. These patents have expiration dates ranging from December 2017 to September 2023. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

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

Competition

The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including:

•	our ability to continue to recruit and retain engineering talent;

•	our ability to introduce new products in a timely manner;

•	the pricing of components used in competing solutions;

•	the pace at which our customers incorporate our products into their systems;

•	availability of foundry, assembly, and test capacity;

•	protection of our products by effective utilization of intellectual property laws; and

•	general economic conditions.

We consider our primary competitors to include Analog Devices, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products, Semtech, and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. We believe we compete favorably on the basis of performance, integration, and form factor.

Employees

As of December 31, 2005, we had 121 full-time employees. There were 67 employees in research and development, 23 in sales, marketing and field services, 14 in general, administrative and finance, and 17 in operations support. We believe we have good relations with our employees.

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

We file electronically with the SEC our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of January 31, 2006, are as follows:

Name	Age	Position

Jeffrey Staszak	52	President, Chief Executive Officer and Director
Greg Hildebrand	35	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
David Lidsky	39	Vice President of Design Engineering
William Numann	49	Vice President of Marketing
Anthony Stratakos	35	Vice President of Advanced Research and Development, Chief Technology Officer and Director
Craig Teuscher	38	Vice President of Sales and Applications Engineering
Daniel Wark	49	Vice President of Operations

Jeffrey Staszak joined Volterra as our President and Chief Operating Officer in March 1999, and has been our Chief Executive Officer since August 2000 and a member of our board of directors since April 2000. Prior to joining Volterra, Mr. Staszak was Senior Vice President in the Storage Products Group of Texas Instruments Inc., a semiconductor company, from July 1996 to March 1999. From May 1993 to July 1996, Mr. Staszak served as Senior Vice President and General Manager of the Storage Products Division of Silicon Systems, Inc., a semiconductor company then affiliated with TDK Corporation. Mr. Staszak holds a B.S. in Industrial Technology from the University of Wisconsin, Stout and an M.B.A. from Pepperdine University.

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

David Lidsky co-founded Volterra and has been our Vice President of Design Engineering since July 2004. Dr. Lidsky held various positions at Volterra, most recently as our Director of Design Engineering. Dr. Lidsky holds a B.S.E.E from the University of Massachusetts at Amherst, and an M.S.E.E. and Ph.D. in electrical engineering from the University of California at Berkeley.

William Numann joined Volterra as our Vice President of Marketing in November 2000. Prior to joining Volterra, Mr. Numann was Vice President of Standard Products of Supertex, Inc., a semiconductor company, from October 1997 to October 2000. From June 1985 to September 1997, Mr. Numann served as Product Marketing and Applications Director at Siliconix, Inc., a semiconductor company. Mr. Numann holds a B.S.E.E. and an M.B.A. from Rensselaer Polytechnic Institute.

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

Craig Teuscher co-founded Volterra and has been our Vice President of Sales and Applications Engineering since January 2003. From September 1996 to May 2005, Dr. Teuscher also served as a member of our board of directors. From July 1998 to January 2003, Dr. Teuscher served as our Director of Applications Engineering. Dr. Teuscher holds a B.S.E.E. from Princeton University and an M.S.E.E. and Ph.D. in electrical engineering from the University of California at Berkeley.

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

Pte. Ltd., and Production Control Manager. Mr. Wark holds a B.S. in Business Administration from San Jose State University.

Item 1A.	Risk Factors

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

We experienced profitability for the first time in 2004. We incurred net losses of approximately $9.2 million and $4.0 million in 2002 and 2003, respectively, and as of December 31, 2005, we had an accumulated deficit of $38.3 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005. However, we do not expect to maintain similar revenue growth rates in future periods. We may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include:

•	changes in orders received and shipped during the quarter, or our turns business, which is difficult to forecast and represents an increasing percentage of our net revenue;

•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	our customers’ failure to pay us on a timely basis, or at all;

•	varying order patterns in the markets in which we sell our products;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our customers’ and distributors’ management of the inventory they hold;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	the timing of introductions of competing products or technologies;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products;

•	changes in accounting principles or policies, including an election by us, or a requirement, to treat employee stock option grants as an operating expense; and

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

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2005, five customers each accounted for more than 10% of our net revenue and collectively accounted for 72% of our net revenue. In addition, our accounts receivable tends to be concentrated with a small group of customers as well. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue and accounts receivable for the foreseeable future. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers or the delay or failure to collect amounts due from our major customers could materially adversely impact our operating results and financial position. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them.

We depend on a limited number of markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.

In 2005, most of our net revenue was derived from the sale of our products in the computing, storage, and networking markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.

In addition, we expect our business in these markets to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia occurring between late-January and mid-February, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. We also address higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, digital televisions, graphics cards, hard disk drives, mobile phones, optical drives, personal digital assistants, or PDAs, portable digital music players, printers, and wireless local area network cards, or WLAN cards. In these higher-volume markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products to address changes in demand, our operating results would be harmed.

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

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results, and financial condition could be negatively affected.

The successful development and market acceptance of our products depend on a number of factors, including:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	successful development of relationships with key developers of advanced digital semiconductors; and

•	changes in technology, industry standards or consumer preferences.

Products we have recently developed and which we are currently developing may not achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, operating results, and competitive position could be adversely affected.

We have experienced, and may in the future experience, delays in the development and introduction of our products, which may harm our business and operating results.

The development of our products is highly complex, costly, and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. While we have implemented procedures designed to minimize these delays, we cannot assure you that these procedures will be effective or that delays may not occur in the future. Any delay in the introduction of new products or new generations or versions of our existing products could harm our business and operating results.

Our products are highly complex and may require modifications to resolve undetected errors or failures and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects, or operating results and financial position could be materially impacted as we may incur additional development, repair or replacement costs and we may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. Also as a result, our credibility and the market acceptance of our products could be harmed. In the past, we have incurred costs in connection with the replacement of products due to a manufacturing defect in our products. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products, which could harm our business.

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

In addition, because we work with foundries to make specified modifications to their standard process technologies, transitioning the manufacturing of our products to other foundries can require substantial lead time. Any such delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we are not able to obtain foundry capacity as required, our relationships with our customers would be harmed and our net revenue would likely decline.

We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue, and limit our growth.

We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering and STATSCHIPac, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

If our foundries and assembly and test subcontractors fail to achieve satisfactory yields or quality, our revenue and operating results could decrease, and our relationships with our customers and our reputation may be harmed.

The manufacturing process of our products is technically challenging. Minor deviations in the manufacturing process can cause substantial decreases in yields or quality, and in some cases, cause production to be suspended. When our products are qualified with our foundries, minimum acceptable yields are established. If actual yields are above the minimum, we incur the cost of the silicon wafers. Manufacturing yields for our new products tend to be lower initially and increase as we achieve full production. Poor yields or quality from our foundries or assembly and test subcontractors or defects, integration issues or other performance problems in our products could materially increase our expenses and cause us significant customer relations and business reputation problems, resulting in potential loss of revenue and lower profitability.

We are subject to the highly cyclical nature of the semiconductor industry and any future downturns could significantly harm our business.

Our business is heavily influenced by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any future downturns could significantly harm our business or reduce our revenue from one period to the next or for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to factors that affect the semiconductor industry generally.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 39% of our net revenue in 2005.

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

We need to maintain and expand our relationships with distributors, develop additional channels for the distribution and sale of our products, and effectively manage these relationships. If we fail to do so, our distributors may decide not to include our products among those that they sell or they may not make marketing and selling our products a priority. In addition, our distributors may sell product lines that are competitive with ours. If we fail to successfully manage our relationships with distributors, our business would be harmed.

The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if system designers do not design our products into their electronic systems.

We devote significant time and resources in working with system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for system designers. If system designers do not design our products into their electronic systems, our business would be materially and adversely affected.

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

As a result, we may be unable to accurately forecast the volume and timing of our orders and revenue. In addition, incurring research and development expenses prior to generating revenue may cause our operating results to fluctuate significantly from period to period.

We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors.

The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including:

•	our ability to continue to recruit and retain engineering talent;

•	our ability to introduce new products in a timely manner;

•	the pricing of components used in competing solutions;

•	the pace at which our customers incorporate our products into their systems;

•	the availability of foundry, assembly, and test capacity for our products;

•	protection of our products by effective utilization of intellectual property laws; and

•	general economic conditions.

We consider our primary competitors to include Analog Devices, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products, Semtech, and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets.

Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion, and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost. In addition, in the event of a manufacturing capacity shortage, these competitors may have or be able to obtain silicon wafer fabrication capacity when we are unable to.

We expect our competitors to continue to improve the performance of their current products, reduce their prices, and introduce new or enhanced technologies that may offer greater performance and improved pricing, any of which could cause our products to become obsolete or uncompetitive and harm our operating results.

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters or public health issues could significantly delay the production or shipment of our products.

Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in the Philippines, Singapore, South Korea, and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

The average selling prices of our products could decrease rapidly, which may negatively impact our net revenue and operating results.

The average selling prices for power management solutions have historically declined over time. Factors that we expect to cause downward pressure on the average selling price for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and other factors. To maintain acceptable operating results, we will need to offset any reduction in the average selling prices of our products by developing and introducing new products and developing new generations and versions of existing products on a timely basis, increasing sales volume, and reducing costs. If the average selling prices for our products decline and we are unable to offset those reductions, our operating results will suffer.

We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.

To ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers not directly to system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue without allowing us sufficient time to reduce our inventory and operating expenses. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, political instability, and currency fluctuations.

In 2005, 94% of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, and Taiwan. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

•	cultural and language barriers;

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws and regulatory and tax environments;

•	potentially longer and more difficult collection periods;

•	political instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	highly volatile economies in Asia;

•	difficulty in hiring qualified management, technical sales personnel, and applications engineers; and

•	less effective protection of intellectual property than is afforded to us in the United States.

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2005 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

Our inability to overcome these risks could adversely affect our foreign operations, and some of our customers and suppliers, and could harm our business and operating results.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey

Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

If we do not effectively manage our growth, our resources, systems, and controls may be strained and our operating results may suffer.

In recent periods, we have significantly increased the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

In addition, we evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain internal control over financial reporting. In addition, in the course of our Section 404 compliance, we have identified deficiencies in our internal controls some of which have been categorized as significant deficiencies. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified audit report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2005, we had 34 issued patents and 17 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to September 2023. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We believe our existing cash balances and cash expected to be generated from our operating activities will be sufficient to meet our working capital, capital expenditures, and other cash needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition.

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our operating and financial results, including:

•	our lack of experience acquiring other businesses;

•	problems integrating the acquired operations, technologies, or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	the need for financial resources above our planned investment levels;

•	overestimation of potential synergies or a delay in realizing those synergies;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience; and

•	the potential loss of key employees of the acquired company.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders. Furthermore, acquisitions could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, impairment of goodwill, or the amortization of amounts related to deferred compensation and to identifiable purchased intangible assets, any of which would negatively affect our operating results.

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

We believe that our executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 59% of our outstanding common stock as of January 31, 2006. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 20,000 square feet in Fremont, California, under a lease that expires in 2007. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 5,000 square feet in Singapore under a lease that expires in 2006. We also lease properties in Delaware, New Hampshire, New Jersey, North Carolina, Taiwan, and Texas for use as sales and applications support offices and in Orange County, California for use as a research and development facility. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate foreseeable expansion of our operations.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock commenced trading on the Nasdaq National Market on July 29, 2004 under the symbol “VLTR.” The following table sets forth the high and low sales prices (based on daily closing prices) of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

2005
Fourth quarter ended December 31	$15.99	$10.70
Third quarter ended September 30	$15.06	$10.43
Second quarter ended June 30	$16.07	$9.60
First quarter ended March 31	$22.36	$11.72

2004
Fourth quarter ended December 31	$26.34	$12.42
Third quarter ended September 30 (from July 29)	$15.90	$7.00

The closing price for our common stock as reported by the Nasdaq National Market on January 31, 2006 was $18.76 per share. As of January 31, 2006, there were approximately 698 stockholders of record of our common stock.

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

Use of Proceeds from the Sale of Registered Securities

On July 28, 2004, our registration statement on Form S-1 (Registration No. 333-115614) was declared effective for our initial public offering. We received approximately $31.9 million in net proceeds from the offering. From the time of receipt through December 31, 2005, the proceeds were used for general corporate purposes, including working capital, research and development, general and administrative expenses, and capital expenditures.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2005, 2004, and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002, and 2001 are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share data)

Statements of Operations Data:
Net revenue	$53,867	$43,935	$25,118	$15,674	$4,366
Net income (loss)	$5,406	$5,109	$(4,027)	$(9,234)	$(13,341)
Basic net income (loss) per share	$0.23	$0.40	$(0.74)	$(1.72)	$(2.53)
Diluted net income (loss) per share	$0.21	$0.22	$(0.74)	$(1.72)	$(2.53)
Weighted average shares outstanding, basic	23,583	12,891	5,473	5,359	5,266
Weighted average shares outstanding, diluted	26,193	23,100	5,473	5,359	5,266

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheets Data:
Cash and investments	$47,907	$44,733	$10,129	$10,148	$16,574
Current assets	$61,992	$52,690	$14,893	$16,832	$19,185
Total assets	$65,503	$54,138	$16,116	$18,163	$20,978
Line of credit and long-term debt	$—	$—	$1,800	$—	$960
Convertible preferred stock	$—	$—	$60,818	$60,325	$54,132
Total stockholders’ equity (deficit)	$57,760	$50,265	$(49,232)	$(45,471)	$(36,254)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A “Risk Factors” and elsewhere in this report.

Overview

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, and consumer markets. In 2005, most of our revenue was derived from sales into the computing, storage, and networking markets.

We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel, and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. Our annual net revenue was $25.1 million, $43.9 million, and $53.9 million in 2003, 2004, and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of $38.3 million. In 2005, we generated net income of $5.4 million, compared to $5.1 million in 2004.

In reviewing our performance, we focus on the following key non-financial factors: customers and market penetration, product introductions and performance. We evaluate our performance as to these non-financial factors against our operating plans and internally developed goals. We also focus on and base management compensation in part on the following key financial factors: net revenue, and as a percentage of net revenue, gross margin, and income from operations excluding stock-based compensation. We believe that evaluating our ongoing operating results and in particular, making comparisons to similar companies, may be difficult to understand if limited to reviewing only GAAP financial measures. In addition, because discounting future cash flows is a widely accepted method to value assets, and because the amounts of stock-based compensation expense represent permanent differences between income and cash flow, it can be useful to consider income from operations without the distorting effect of this permanent non-cash item. The following table summarizes those key financial factors as well as income from operations and stock-based compensation as a percentage of net revenue for the purpose of reconciling from income from operations to income from operations excluding stock-based compensation as a percentage of net revenue over the last five quarters:

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2005	2005	2005	2005	2004

Net revenue (in thousands)	$13,541	$12,509	$13,185	$14,631	$14,614
As a percent of net revenue:
Gross margin	51%	53%	59%	56%	58%
Income from operations	9%	4%	9%	17%	18%
Stock-based compensation expense	(1)%	1%	1%	1%	1%
Income from operations, excluding stock-based compensation	8%	5%	10%	18%	19%

Our sales and accounts receivable are concentrated with a small group of customers. In 2005, IBM, Internix, Lite-On Technologies, Metatech, and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. If we were to lose or experience a significant reduction in sales to one or more of our key customers or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position could be materially adversely impacted.

An increasing percentage of our net revenue comes from orders received and shipped within the same quarter, or our “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 45% and 55% of net revenue in the fourth quarter of 2005, compared to turns business between 45% and 55% of net revenue in third quarter of 2005 and between 35% and 45% of net revenue in the fourth quarter of 2004. As our turns business increases, forecasting revenue becomes more difficult.

As demand for our products is influenced by demand for our customers’ products, our revenue will depend on the timing, size, and speed of commercial introductions of systems that use our products, which is inherently difficult to forecast, as well as the ongoing demand for previously introduced systems. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors and outsourced suppliers such as original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, are subject to higher risk and may be more volatile because they service demand from other companies which is more difficult to forecast accurately.

The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements. Generally, these orders allow, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

While our limited operating history and recent growth make it difficult for us to assess the impact of seasonal factors on our business, we expect our business to be subject to varying order patterns. We tend to experience a seasonally strong fourth quarter due to year-end purchasing of electronic equipment. In addition, over time we expect more of revenue to come from consumer and higher-volume applications. In these applications, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. We tend to experience a seasonally weak first quarter due to the lunar new year holiday in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations.

We typically sell directly through our internal sales force to customers in North America, and both directly and indirectly through distributors in other locations. During the fourth quarter of 2005, sales to international distributors represented 42% of net revenue, compared to 35% in the third quarter of 2005 and 21% in the fourth quarter of 2004. We expect to change the sales channels we use and the mix of business between distribution and direct sales to fluctuate over time as our product offerings and customers evolve. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.

Our gross margins have historically varied significantly, and are expected to continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies in which we sell, the size and nature of our customers in these markets, new product ramps, manufacturing volumes and yields, and inventory and overhead costs. In particular, our recent reduction in inventory levels caused higher overhead costs in the fourth quarter and will continue to influence gross margins in the first quarter of 2006. Also, over the course of 2006 we expect to be ramping many new products to production in new manufacturing and assembly processes subjecting us to higher manufacturing risk which could materially adversely impact gross margins. In addition, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

We purchase our inventory pursuant to standard purchase orders. As lead-times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk and, in the event of an inventory write-down, impacting our gross margins.

While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our selling, general, and administrative expenses are expected to grow in absolute dollars and may grow as a percentage of revenue as we invest in additional sales resources and continue to absorb the administrative cost of being a publicly traded company.

Our effective tax rate has fluctuated based on our changing assessment of the mix of income and losses between domestic and international operations. We expect that both this mix as well as the statutory rates we are subject to internationally may change over time, resulting in changes in our effective tax rate and reported income tax expense. Our deferred tax assets are nearly fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If and as we continue profitable operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods.

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

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of compensation and related costs for employees involved in general management, sales and marketing, finance, and information technology, as well as travel and entertainment expenses, professional services expenses, and insurance expenses.

Stock-Based Compensation.  In connection with grants of stock options we recorded $0 and $0.9 million of deferred stock-based compensation in 2005 and 2004, respectively. Stock-based compensation expenses consist primarily of amortization of deferred stock-based compensation over the vesting period of the grant with adjustment made for grants that are forfeited. We report stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies. In addition, when we adopt Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment, our method for accounting for stock-based compensation will change and the amounts recorded will change materially. See “Recently Issued Accounting Pronouncements” for information on SFAS No. 123R.

Income Taxes.  Our effective tax rate is based on our annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns and allowances, inventory valuation, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different conditions.

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

We track historical rates of return by identifying the period in which the returned products were originally shipped. We then compute a historical sales return rate for prior quarterly periods. To determine the estimated return rate for any period, this historical sales return rate is adjusted for unusual past returns experience related to specific quality issues or other unusual circumstances that are not expected to recur and consideration of any current information about known product failure rates or business developments. Based on this historical data as well as current business expectations, we estimate sales returns. As we have developed more historical experience and observed a decreasing trend in sales returns, we have reduced the levels the allowance for sales returns in 2005. While we believe our methodology enables us to make reasonable estimates of sales returns, because of the inherent nature of estimates and our limited historical experience, there is a risk that there could be significant differences between actual amounts and our estimates. A significant difference between actual amounts and our estimates could significantly impact our reported operating results.

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

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains, and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or tax strategies and to the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. We established a full valuation allowance against our deferred tax assets for all periods since inception. If we continue to record profitable operations, a reduction to our recorded valuation allowance may occur in future periods, which would likely result in an income tax benefit in the period of reduction and increase to our effective tax rate in subsequent periods.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003

Net revenue	100%	100%	100%
Cost of revenue	45	45	58

Gross margin	55	55	42
Operating expenses:
Research and development	29	30	42
Selling, general and administrative	16	13	16
Stock-based compensation	—	1	—
Restructuring charge	—	—	1

Total operating expenses	45	44	59

Income from operations	10	11	(17)
Interest and other income, net	2	1	1

Income before income taxes	12	12	(16)
Income tax expense	2	—	—

Net Income	10%	12%	(16)%

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Net Revenue.  Net revenue was $53.9 million in 2005 and $43.9 million in 2004, an increase of 23%. Volume of shipments increased 34% for 2005 as compared to 2004, primarily due to higher sales in the server and storage market.

Cost of Revenue and Gross Margin.  Cost of revenue was $24.2 million in 2005 and $19.6 million in 2004. Cost of revenue increased primarily due to the increased volume of shipments. Gross margin was $29.6 million in 2005 and $24.3 million in 2004, an increase of 22%. Gross margin as a percent of net revenue was 55% in 2005, even with 2004.

Research and Development.  Research and development expenses were $15.6 million in 2005 and $13.1 million in 2004, an increase of 20%. The increase was primarily due to prototype and product development expenses, which increased by $1.3 million and wage and related expenditures, which increased by $0.9 million.

Selling, General and Administrative.  Selling, general and administrative expenses were $8.4 million in 2005 and $5.6 million in 2004, an increase of 51%. The increase was primarily due to professional services expenses, which increased by $1.2 million and finance expenses which increased by $0.5 million. These expenditures were related to the higher costs of being a public company including the cost of director’s and officer’s insurance and Sarbanes-Oxley and securities law compliance generally. In addition, wage and related expenditures increased $0.8 million.

Stock-based Compensation.  Stock-based compensation expense was $0.2 million in 2005 and $0.7 million in 2004. The stock-based compensation expense was primarily due to compensatory option grants prior to our initial public offering. The decrease was primarily due to the company’s accelerated amortization of deferred stock based compensation charges from 2004 under the graded vesting method resulting in a smaller charge in subsequent years.

Income Tax Expense.  Income tax expense was $1.2 million in 2005 and $0.2 million in 2004. Income tax expense in 2005 is based on our effective tax rate of 18%, an increase from 4% in 2004. The increase in our effective tax rate was primarily due to increases in foreign tax obligations. Our effective tax rate in 2005 and 2004 was significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized to offset taxable income in the U.S.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Net Revenue.  Net revenue was $43.9 million in 2004 and $25.1 million in 2003, an increase of 75%. Volume of shipments increased 76% in 2004 as compared to 2003, primarily due to higher sales in the computing and storage markets.

In 2004, we had no revenue from Weikeng, an international distributor, compared to 28% of net revenue in 2003. Our operations were not impacted as the affected customers either established direct relationships with us or began purchasing from our other distributors. As a result, our sales to one of these distributors increased such that it represented more than 10% of our net revenue in 2004.

Cost of Revenue and Gross Margin.  Cost of revenue was $19.6 million in 2004 and $14.5 million in 2003. Cost of revenue increased primarily due to the increased volume of shipments, partially offset by declining costs per unit. Gross margin was $24.3 million in 2004 and $10.6 million in 2003, an increase of 129%. Gross margin as a percent of net revenue increased to 55% in 2004 as compared to 42% in 2003. The increase in gross margin as a percent of net revenue was due primarily to changing sales mix resulting from a lower proportion of our first generation products, which had lower gross margins than our newer products.

Research and Development.  Research and development expenses were $13.1 million in 2004 and $10.5 million in 2003, an increase of 25%. The increase was largely associated with increased prototype expense, which increased by $1.8 million.

Selling, General and Administrative.  Selling, general and administrative expenses were $5.6 million in 2004 and $4.1 million in 2003, an increase of 37%. The increase was due primarily to increased wages and contractor fees of $0.6 million and additional costs associated with being a publicly traded company including directors and officers insurance, which increased by $0.2 million and professional services, which increased by $0.3 million.

Stock-based Compensation.  Stock-based compensation expense was $0.7 million in 2004 and $0 in 2003. The increase was primarily due to options granted that were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Income Tax Expense.  Income tax expense was $0.2 million in 2004 and $0 in 2003. Income tax expense in 2004 is based on our effective tax rate of 4%, an increase from 0% in 2003. The increase in our effective tax rate was due to the commencement of profitable operations. We recorded no income tax expense or benefit in 2003 because of pre-tax losses and a full valuation allowance recorded against net operating losses.

Liquidity and Capital Resources

As of December 31, 2005, we had working capital of $54.2 million, including cash, cash equivalents, and short-term investments of $47.9 million. We generated $3.2 million of cash, cash equivalents, and short-term investments in 2005. We currently have no debt and believe that our current cash, cash equivalents, and investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the foreseeable future.

Our operating activities provided net cash of $3.9 million in 2005, compared to $4.4 million in 2004 and net cash used by operations of $2.3 million in 2003. The primary sources of cash from operations in 2005 were net income providing $6.1 million after adjusting for non-cash items included in net income and increases in accounts payable of $2.5 million, offset by increases in accounts receivable of $6.6 million. At the end of 2004 accounts receivable balances were unusually low due to the timing of shipments in the fourth quarter of 2004 and the increase in 2005 reflects a return to more normal levels relative to our sales. The primary sources of cash from operations in 2004 were $6.3 million in net income after adjusting for non-cash items and increases in accrued liabilities of $1.2 million, offset by increases in inventory of $3.1 million. The increase in inventory was related to our increasing levels of sales in 2004. The primary uses of cash in 2003 were net losses of $3.5 million after adjusting for non-cash items, partially offset by decreases in inventory of $1.1 million.

Our investing activities provided net cash of $2.3 million in 2005, compared to net cash used by investing of $20.6 million and $0.4 million in 2004 and 2003, respectively. The primary source of cash from investing in 2005 was the net maturity of short-term investments of $5.1 million offset by purchases of equipment, principally related to our upgrade of information systems, of $2.8 million dollars. In 2004, we purchased $19.8 million of short-term investments using the proceeds of our initial public offering. Other cash used in investing activities during these periods was primarily for the acquisition of property and equipment.

Our financing activities provided net cash of $1.8 million, $31.0 million, and $2.6 million in 2005, 2004, and 2003, respectively. The primary sources of cash from financing in 2005 were sales of securities under our stock option and employee stock purchase plans. In 2004, we received net proceeds of $31.9 million from our initial public offering. In addition, proceeds of $0.9 million were received from the issuance of common stock in connection with employee exercises of stock options, partially offset by net payments on our line of credit of $1.8 million. In 2003, the net cash provided by financing activities was primarily due to net borrowings of $1.8 million under our line of credit and $0.5 million from the issuance of preferred stock.

In 2004, we used our bank line of credit to generate an additional $3.4 million of debt financing that was repaid in full within the same period. This line of credit expired on June 24, 2005.

Contractual Obligations

We depend entirely upon third party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we must order these materials well in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months of shipment.

The following table sets forth our contractual obligations as of December 31, 2005 and the years in which such obligations are expected to be settled (in thousands):

			2008 and
	2006	2007	Thereafter	Total

Future minimum lease commitments	$470	$324	$—	$794
Inventory purchase commitments	2,292	—	—	2,292

	$2,762	$324	$—	$3,086

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Note 2(k) to our consolidated financial statements reports the pro forma net income (loss) and net income (loss) per share amounts, for 2003 through 2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock based compensation. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating results.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of December 31, 2005, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking accounts and money market accounts.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$32,955	$24,895
Short-term investments	14,952	19,838
Accounts receivable, net of allowances of $654 and $1,102, respectively	8,711	2,097
Inventory	4,283	5,134
Prepaid expenses and other current assets	1,091	726

Total current assets	61,992	52,690
Property and equipment, net	3,477	1,414
Other assets	34	34

Total assets	$65,503	$54,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,267	$1,768
Accrued liabilities	3,476	2,105

Total current liabilities	7,743	3,873
Commitments (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,820,330 and 23,336,165 shares issued and outstanding, respectively	24	23
Additional paid-in capital	96,227	94,412
Deferred stock-based compensation	(189)	(462)
Accumulated deficit	(38,302)	(43,708)

Total stockholders’ equity	57,760	50,265

Total liabilities and stockholders’ equity	$65,503	$54,138

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Net revenue	$53,867	$43,935	$25,118
Cost of revenue	24,219	19,635	14,543

Gross margin	29,648	24,300	10,575
Operating expenses:
Research and development	15,633	13,062	10,460
Selling, general and administrative	8,416	5,584	4,148
Stock-based compensation(*)	245	682	—
Restructuring charge	—	—	142

Total operating expenses	24,294	19,328	14,750
Income (loss) from operations	5,354	4,972	(4,175)

Interest and other income	1,288	385	162
Interest and other expense	(30)	(14)	(14)

Income (loss) before income taxes	6,612	5,343	(4,027)
Income tax expense	1,206	234	—

Net income (loss)	$5,406	$5,109	$(4,027)

Basic net income (loss) per share	$0.23	$0.40	$(0.74)

Shares used in computing basic net income (loss) per share	23,583	12,891	5,473

Diluted net income (loss) per share	$0.21	$0.22	$(0.74)

Shares used in computing diluted net income (loss) per share	26,193	23,100	5,473

(*) Stock-based compensation consists of:
Cost of revenue	$16	$28	$—
Research and development	87	402	—
Selling, general and administrative	142	252	—

Total stock-based compensation	$245	$682	$—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$5,406	$5,109	$(4,027)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	703	514	490
Accretion of discount on debt securities	(243)	—	—
Provision for doubtful accounts	—	22	130
Loss on disposal of fixed assets	19	—	—
Interest income on stockholder notes receivable	—	(53)	(87)
Stock-based compensation	245	682	—
Changes in operating assets and liabilities:
Accounts receivable	(6,614)	311	642
Inventory	851	(3,132)	1,114
Deferred tax assets	(85)	—	—
Prepaid expenses and other current assets	(280)	(394)	34
Accounts payable	2,499	147	(666)
Accrued liabilities	1,371	1,187	86
Other	—	(4)	—

Net cash provided (used) by operating activities	3,872	4,389	(2,284)

Cash flows from investing activities:
Purchases of property and equipment	(2,785)	(739)	(396)
Purchases of short-term investments	(14,618)	(19,838)	—
Proceeds from maturity of short-term investments	19,747	—	—
Other	—	—	15

Net cash provided (used) by investing activities	2,344	(20,577)	(381)

Cash flows from financing activities:
Borrowings under line of credit	—	3,350	8,155
Payments on line of credit	—	(5,150)	(6,355)
Proceeds from initial public offering, net of offering expenses	—	31,885	—
Proceeds from issuance of common stock, net	1,844	869	353
Proceeds from issuance of preferred stock, net	—	—	493

Net cash provided by financing activities	1,844	30,954	2,646

Net increase in cash and cash equivalents	8,060	14,766	(19)
Cash and cash equivalents, beginning of period	24,895	10,129	10,148

Cash and cash equivalents, end of period	$32,955	$24,895	$10,129

Supplemental disclosure of cash flows:
Cash paid for income taxes	$189	$294	$3
Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$917	$—
Decrease in liability for early option exercises, net	$—	$(192)	$192
Repurchase of common stock in connection with cancellation of notes receivable from stockholders	$—	$1,634	$—
Conversion of convertible preferred stock to common stock	$—	$60,818	$—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2005, 2004, and 2003
(In thousands, except share amounts)

					Notes
			Additional	Deferred	Receivable		Total
	Common Stock		Paid-in	Stock-Based	from	Accumulated	Stockholders’
	Shares	Dollars	Capital	Compensation	Stockholders	Deficit	Equity (Deficit)

Balances as of December 31, 2002	5,413,403	$5	$808	$—	$(1,494)	$(44,790)	$(45,471)
Common stock issued for cash under stock option plans, net of repurchases, cancellations, and unvested early option exercises	121,195	1	352	—	—	—	353
Interest income on stockholder receivables	—	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	(4,027)	(4,027)

Balances as of December 31, 2003	5,534,598	6	1,160	—	(1,581)	(48,817)	(49,232)
Common stock issued for cash under stock option plans, net of repurchases	366,003	—	1,060	—	—	—	1,060
Deferred stock-based compensation	—	—	917	(917)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	455	—	—	455
Stock-based compensation to non-employees	—	—	227	—	—	—	227
Interest income on stockholder receivables	—	—	—	—	(53)	—	(53)
Repurchase of common stock in retirement of notes receivable	(327,500)	—	(1,634)	—	1,634	—	—
Initial public offering, net of costs	4,558,601	4	31,881	—	—	—	31,885
Conversion of preferred stock	13,038,133	13	60,805	—	—	—	60,818
Warrants net exercised	166,330	—	—	—	—	—	—
Other	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	5,109	5,109

Balances as of December 31, 2004	23,336,165	23	94,412	(462)	—	(43,708)	50,265
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	484,165	1	1,843	—	—	—	1,844
Amortization of deferred stock-based compensation	—	—	—	195	—	—	195
Deferred stock-based compensation for forfeited awards	—	—	(78)	78	—	—	—
Stock-based compensation to non-employees	—	—	50	—	—	—	50
Net income	—	—	—	—	—	5,406	5,406

Balances as of December 31, 2005	23,820,330	$24	$96,227	$(189)	—	$(38,302)	$57,760

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Description of Business

Volterra Semiconductor Corporation (the Company or Volterra) was incorporated in Delaware in 1996, and its principal offices are located in Fremont, California. The Company designs, develops, and markets proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets.

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

(c) Financial Instruments and Concentrations of Credit Risk

Financial instruments consist of cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying value of the Company’s financial instruments approximates the respective fair value due to the relatively short maturities of these instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

The Company maintains cash, cash equivalents, and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments maturing in 90 days or less from the date of purchase. Short-term investments are comprised of U.S. Treasury and government agency debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity and carried at amortized cost. The following table reconciles the amortized cost to the fair value of investments:

	As of December 31,
	2005	2004

Amortized cost	$14,952	$19,838
Unrealized gains	—	—
Unrealized losses	(33)	(45)

Fair value	$14,919	$19,793

All investments in debt securities were included in short-term investments at December 31, 2005 and 2004.

The Company sells its products to international distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking, and consumer electronic industries. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for estimated accounts receivable that may not be collected.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2005	2004	2003	2005	2004

A	26%	20%	21%	23%	21%
B	12%	17%	*	10%	*
C	12%	*	10%	28%	*
D	11%	*	*	11%	*
E	10%	15%	*	*	*
F	*	15%	*	*	43%
G	*	*	28%	*	*
H	*	*	19%	*	11%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2005	2004	2003

Singapore	44%	37%	35%
China	22%	29%	1%
Japan	11%	7%	7%
Taiwan	9%	14%	34%
United States	6%	8%	13%
Other	8%	5%	10%

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

(f) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are three years for computer hardware and software, and five to seven years for equipment and furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of seven years. The Company’s long-lived assets are primarily located in the United States.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future returns and allowances. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances of potential product failure under the Company’s standard warranty that provides that products will be free from defects for a period of one year from shipment.

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

(h) Earnings Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2005	2004	2003

Numerator:
Net income (loss)	$5,406	$5,109	$(4,027)

Denominator:
Weighted average shares outstanding, basic	23,583,135	12,891,066	5,473,178

Effect of dilutive securities:
Stock options	2,609,709	2,460,934	—
Convertible preferred stock	—	7,605,577	—
Convertible preferred warrants	—	142,462	—

Weighted average shares outstanding, diluted	26,192,844	23,100,039	5,473,178

Basic net income (loss) per share	$0.23	$0.40	$(0.74)

Diluted net income (loss) per share	$0.21	$0.22	$(0.74)

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following securities outstanding were excluded from the calculation of diluted net income (loss) per share in the periods below as they had an anti-dilutive effect:

	Year Ended December 31,
	2005	2004	2003

Stock options	767,400	110,600	3,274,562
Convertible preferred stock	—	—	13,038,133
Convertible preferred warrants	—	—	181,692

	767,400	110,600	16,494,387

The securities outstanding as of December 31, 2005 could dilute net income per share in the future.

(i) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that a portion of deferred tax assets will not be realized.

(j) Accounting for Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for the Company’s fixed plan stock options. Under this method, deferred stock-based compensation has been recorded only if the deemed fair value of the underlying common stock exceeded the exercise price of options granted to employees on the date of grant. Deferred stock-based compensation expense is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$5,406	$5,109	$(4,027)
Add: stock-based compensation for employee awards included in the determination of net income, net of tax	159	455	—
Less: stock-based compensation for employee awards determined under the fair-value method, net of tax	(4,568)	(1,335)	(340)

Pro forma net income	$997	$4,229	$(4,367)

Basic net income (loss) per share:
As reported	$0.23	$0.40	$(0.74)
Pro forma	$0.04	$0.33	$(0.80)
Diluted net income (loss) per share:
As reported	$0.21	$0.22	$(0.74)
Pro forma	$0.04	$0.18	$(0.80)

The fair value of options and rights under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used in the fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003

Expected life (in years)	4.0	4.0	4.0	0.5	—	—
Expected volatility	51%	0-60%	—	48%	—	—
Risk-free interest rates	3.9%	3.0%	2.9%	3.6%	—	—
Expected dividend yield	—	—	—	—	—	—

The per share weighted average fair value of stock options granted to employees during the years ended December 31, 2005, 2004, and 2003 was $5.91, $3.21, and $0.57, respectively. The weighted average fair value of rights granted under the employee stock purchase plan in the year ended December 31, 2005 was $3.38. No such rights were granted in 2004 and 2003.

(k) Comprehensive Income (Loss)

Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in financial position of an enterprise excluding stockholder transactions. For the years ended December 31, 2005, 2004, and 2003, elements of comprehensive income (loss) other than net income (loss) were immaterial.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory

Inventory consisted of the following:

	As of December 31,
	2005	2004

Work-in-process	$2,219	$3,430
Finished goods	2,064	1,704

	$4,283	$5,134

4.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2005	2004

Computer hardware	$999	$966
Computer software	4,244	1,979
Equipment and furniture	2,155	2,107
Leasehold improvements	634	626

	8,032	5,678
Less accumulated depreciation and amortization	(4,555)	(4,264)

	$3,477	$1,414

Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 was $703, $514, and $490, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2005	2004

Income tax payable	$1,255	$24
Accrued compensation	893	726
Professional services	708	260
Other taxes payable	297	—
Product liability	18	121
Customer prepayments	4	500
Other accrued liabilities	301	474

	$3,476	$2,105

6.	Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2005, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2005 and 2004, no shares of preferred stock were outstanding.

On July 8, 2004, the Company completed a one-for-two reverse stock split of the common and convertible preferred stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented to reflect the reverse stock split.

In August 2004, the Company sold 4,558,601 shares of its common stock in its initial public offering at an offering price of $8.00 per share. The Company received proceeds of $31.9 million, net of offering costs. In addition, upon the closing of the offering, 13,038,133 shares of convertible preferred stock were automatically converted to common stock on a one-for-one basis.

The Company has reserved shares of common stock for future issuance at December 31, 2005 as follows:

Stock options outstanding	4,729,185
Stock options available for future grants	3,575,050
Stock purchase plan	836,826

9,141,061

(b) Stock Option Plans

As of December 31, 2005, the Company had authorized 10,860,000 shares of common stock for issuance under the Company’s stock option plans; the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period and expire ten years after the date of grant under these plans.

The following table summarizes stock option activity under the plans during the years 2003, 2004, and 2005:

		Options Outstanding
			Weighted
	Options Available	Number	Average
	for Grant	of Shares	Exercise Price

Balances as of December 31, 2002	770,106	3,343,084	$2.70
Authorized	—	—	—
Granted	(388,275)	388,275	$3.50
Exercised	—	(185,269)	$3.02
Canceled	271,528	(271,528)	$2.86

Balances as of December 31, 2003	653,359	3,274,562	$2.77
Authorized	3,905,000	—	—
Granted	(1,226,930)	1,226,930	$7.51
Exercised	—	(283,632)	$3.08
Canceled	120,690	(120,690)	$3.90

Balances as of December 31, 2004	3,452,119	4,097,170	$4.13
Authorized	1,171,250	—	—
Granted	(1,229,685)	1,229,685	$13.33
Exercised	—	(416,304)	$2.86
Canceled	181,366	(181,366)	$8.44

Balances as of December 31, 2005	3,575,050	4,729,185	$6.47

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 0.05 - $ 4.00	2,472,727	5.2	$2.73	2,244,870	$2.66
$ 4.01 - $ 8.00	843,227	8.2	$6.09	322,431	$5.88
$ 8.01 - $12.00	639,581	9.4	$10.97	43,214	$8.68
$12.01 - $24.95	773,650	9.2	$15.12	20,575	$15.96

$ 0.05 - $24.95	4,729,185	7.0	$6.47	2,631,090	$3.26

Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $917 was recorded during 2004, for the excess of fair value of the common stock underlying the options at the date of grant over the exercise price of the options. These amounts are being amortized, net of forfeitures, over the vesting period. Amortization of deferred stock-based compensation related to employee grants was $195 and $455 during 2005 and 2004, respectively.

During 2004, options to purchase 30,000 shares and 22,500 shares of restricted stock were granted to non-employees; compensation expense resulting from these grants was $50 and $227 in 2005 and 2004, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan (the ESPP). In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on May 16, and November 18, 2005 . The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. As of December 31, 2005, 836,826 shares were reserved for issuance and 73,486 shares had been issued at a weighted-average price of $9.19 per share pursuant to the ESPP.

7.	Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003

United States	$7,124	$8,658	$(407)
Foreign	(512)	(3,315)	(3,620)

Income (loss) before income taxes	$6,612	$5,343	$(4,027)

Income tax expense in 2005 and 2004 is comprised of federal, state, and foreign taxes. The Company incurred no material income tax expense and did not recognize any income tax benefits in periods prior to 2004. All state franchise taxes have been recorded in selling, general and administrative expense in prior periods.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax expense are as follows:

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$34	$188	$—
State	5	34	—
Foreign	1,252	12	—

	1,291	234	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(85)	—	—

	(85)	—	—

Total income tax expense	$1,206	$234	$—

The reconciliation of expected income tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes and actual income tax expense recorded is as follows:

	Year Ended December 31,
	2005	2004	2003

Income tax expense (benefit) at statutory rate	$2,250	$1,817	$(1,369)
State tax, net of federal benefit	3	22	—
Foreign tax	1,252	12	—
Alternative minimum tax	—	188	—
Non-deductible expenses	88	127	6
Tax credits	(746)	(516)	(532)
Valuation allowance adjustments related to net operating losses and other	(1,641)	(1,416)	1,895

Total income tax expense	$1,206	$234	$—

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consisted of the following:

	December 31,
	2005	2004

Deferred tax assets:
Property and equipment	$—	$91
Acruals and reserves	784	1,834
Research and development and MIC credits	5,944	4,595
Capitalized research and development costs	7,187	8,590
Net operating loss carry-forwards	4,039	2,318

	17,954	17,428
Deferred tax liabilities:
Property and equipment	$8	—
Valuation allowance	(17,861)	(17,428)

Net deferred tax assets	$85	$—

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. For periods prior to 2004, the Company incurred a pre-tax loss in each period since inception. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2005 and 2004. The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $17,861 and $17,428, respectively. The net decrease in the valuation allowance was $433 and $3,491 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has net operating loss carry-forwards of approximately $10,415 for federal and $8,522 for state tax purposes. If not utilized, these carry-forwards will begin to expire in 2022 for federal tax purposes and 2010 for state tax purposes. As of December 31, 2005, the Company has approximately $1,520 of net operating losses related to stock options and stock purchase plans. If and when the net operating losses are benefited, the portion related to stock options will result in a credit to shareholders’ equity.

As of December 31, 2005, the Company has research credit carry-forwards of approximately $3,261 and $3,553 for federal and state tax purposes. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2012. The California credit can be carried forward indefinitely. As of December 31, 2005, the Company has state manufacturer investment tax credits (MIC) of $158, which begin to expire in 2009. As of December 31, 2005, the Company has a federal alternative minimum tax credit of $233, which can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carry-forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. As of December 31, 2005, the Company has determined that no ownership change has occurred that would result in limitations on the current and future utilization of its net operating loss carry-forwards.

8.	Commitments

The Company leases its facilities under operating lease agreements expiring in 2006 and 2007. Rent expense for the years ended December 31, 2005, 2004, and 2003 was $509, $485, and $443, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s contractual obligations as of December 31, 2005 and the years in which such obligations are expected to be settled:

			2008 and
	2006	2007	Thereafter	Total

Future minimum lease commitments	$470	$324	$—	$794
Inventory purchase commitments	2,292	—	—	2,292

	$2,762	$324	$—	$3,086

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

9.	Restructuring Charge

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

10.	Valuation and Qualifying Accounts

		Additions
		Deducted from
	Balance at	Revenue/		Balance at
	Beginning	Charged		End of
	of Period	to Expense	Deductions	Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$151	$—	$—	$151
Sales returns and allowances	$951	$324	$(772)	$503
Deferred tax asset valuation allowance	$17,428	$433	$—	$17,861

Year ended December 31, 2004:
Allowance for doubtful accounts	$129	$22	$—	$151
Sales returns and allowances	$537	$900	$(486)	$951
Deferred tax asset valuation allowance	$20,919	$—	$(3,491)	$17,428

Year ended December 31, 2003:
Allowance for doubtful accounts	$98	$31	$—	$129
Sales returns and allowances	$215	$1,174	$(852)	$537
Deferred tax asset valuation allowance	$19,008	$1,911	$—	$20,919

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$14,631	$13,185	$12,509	$13,541
Gross margin	$8,233	$7,841	$6,631	$6,944
Net income	$2,309	$1,131	$638	$1,328
Net income per share:
Basic	$0.10	$0.05	$0.03	$0.06
Diluted	$0.09	$0.04	$0.02	$0.05

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$7,615	$9,144	$12,562	$14,614
Gross margin	$3,957	$4,902	$6,993	$8,448
Net income	$269	$566	$1,540	$2,734
Net income per share:
Basic	$0.05	$0.10	$0.09	$0.12
Diluted	$0.01	$0.03	$0.06	$0.10

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 2, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations of the Effectiveness of Internal Controls

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Volterra Semiconductor Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting in Item 9A, that Volterra Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Volterra Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Volterra Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Volterra Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
March 2, 2006

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item, including such information regarding our directors and executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics, is incorporated herein by reference from the Proxy Statement.

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

2. Financial Statement Schedules

See Note 10 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.

Exhibit
Number		Description of Document

4	.2(3)	Specimen Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10	.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10	.3(3)*	1996 Stock Option Plan and forms of related agreements.
10	.4(5)*	2004 Equity Incentive Plan and forms of related agreements.
10	.5(3)*	2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10	.6(3)*	2004 Employee Stock Purchase Plan.
10	.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10	.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10	.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10	.10(3)*	Offer letter between the Registrant and Daniel Wark, dated September 13, 2000.
10	.11(3)*	Offer letter between the Registrant and Anthony Stratakos, dated September 27, 1996.
10	.12(3)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10	.13(3)*	Offer letter between the Registrant and Greg Hildebrand, dated September 27, 1996.
10	.14(4)	Lease Agreement, dated June 23, 2000, between ProLogis Limited Partnership — I and the Registrant.
10	.15(5)	First Amendment to Lease Agreement, dated October 20, 2004, between ProLogis Limited Partnership — I and the Registrant.
10	.16(6)*	2006 Management Bonus Plan.
10	.17*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
21	.1(3)	Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(7)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(7)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.15 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated by reference herein.

(7)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.

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

Dated: March 3, 2006

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ GREG HILDEBRAND Greg Hildebrand	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006

/s/ MEL FRIEDMAN Mel Friedman	Director	March 3, 2006

/s/ ALAN KING Alan King	Director	March 3, 2006

/s/ CHRISTOPHER PAISLEY Christopher Paisley	Director	March 3, 2006

/s/ EDWARD ROSS Edward Ross	Director	March 3, 2006

Signature	Title	Date

/s/ ANTHONY STRATAKOS Anthony Stratakos	Vice President and Director	March 3, 2006

/s/ EDWARD WINN Edward Winn	Director	March 3, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10	.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10	.3(3)*	1996 Stock Option Plan and forms of related agreements.
10	.4(5)*	2004 Equity Incentive Plan and forms of related agreements.
10	.5(3)*	2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10	.6(3)*	2004 Employee Stock Purchase Plan.
10	.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10	.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10	.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10	.10(3)*	Offer letter between the Registrant and Daniel Wark, dated September 13, 2000.
10	.11(3)*	Offer letter between the Registrant and Anthony Stratakos, dated September 27, 1996.
10	.12(3)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10	.13(3)*	Offer letter between the Registrant and Greg Hildebrand, dated September 27, 1996.
10	.14(4)	Lease Agreement, dated June 23, 2000, between ProLogis Limited Partnership — I and the Registrant.
10	.15(5)	First Amendment to Lease Agreement, dated October 20, 2004, between ProLogis Limited Partnership — I and the Registrant.
10	.16(6)*	2006 Management Bonus Plan.
10	.17*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
21	.1(3)	Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(7)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(7)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.15 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated by reference herein.

(7)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.