Form 10-Q
period 2006-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2006-05-10
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(510) 743-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 28, 2006, the registrant had 23,932,299 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under “Risk Factors” in Item 1A of Part II and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$36,571	$32,955
Short-term investments	9,991	14,952
Accounts receivable, net of allowances of $726 and $654, respectively	12,937	8,711
Inventory	4,739	4,283
Prepaid expenses and other current assets	1,143	1,091

Total current assets	65,381	61,992
Property and equipment, net	3,625	3,477
Other assets	70	34

Total assets	$69,076	$65,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,963	$4,267
Accrued liabilities	4,414	3,476

Total current liabilities	9,377	7,743
Commitments (note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,932,299 and 23,820,330 shares issued and outstanding, respectively	24	24
Additional paid-in capital	97,459	96,227
Deferred stock-based compensation	—	(189)
Accumulated deficit	(37,784)	(38,302)

Total stockholders’ equity	59,699	57,760

Total liabilities and stockholders’ equity	$69,076	$65,503

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net revenue	$15,652	$14,631
Cost of revenue*	7,710	6,405

Gross margin	7,942	8,226
Operating expenses:
Research and development*	5,178	3,625
Selling, general and administrative*	2,585	2,132

Total operating expenses	7,763	5,757

Income from operations	179	2,469
Interest and other income	485	252
Interest and other expense	(20)	(5)

Income before income taxes	644	2,716
Income tax expense	127	407

Net income	$517	$2,309

Basic net income per share	$0.02	$0.10

Shares used in computing basic net income per share	23,868	23,403

Diluted net income per share	$0.02	$0.09

Shares used in computing diluted net income per share	26,225	26,309

(*) Includes stock-based compensation expense as follows:
Cost of revenue	$64	$7
Research and development	642	48
Selling, general and administrative	495	64

Total stock-based compensation	$1,201	$119

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$517	$2,309
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	330	129
Accretion of discount in debt securities	116	—
Provision for doubtful accounts	(152)	—
Stock-based compensation	1,201	119
Changes in operating assets and liabilities:
Accounts receivable	(4,073)	(4,815)
Inventory	(407)	(16)
Prepaid expenses, other current and other assets	(88)	33
Accounts payable	696	453
Accrued liabilities	938	13

Net cash used by operating activities	(922)	(1,775)
Cash flows from investing activities:
Purchases of property and equipment	(478)	(874)
Purchases of short-term investments	—	(4,885)
Proceeds from maturity of short-term investments	4,845	4,949

Net cash provided (used) by investing activities	4,367	(810)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	171	304

Net cash provided by financing activities	171	304
Net increase (decrease) in cash and cash equivalents	3,616	(2,281)
Cash and cash equivalents, beginning of period	32,955	24,895

Cash and cash equivalents, end of period	$36,571	$22,614

Supplemental disclosure of cash flows:
Cash paid (refunded) for income taxes	$(4)	$40
Stock based compensation capitalized to inventory	49	—

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.	Description of Business and Significant Accounting Policies

Volterra Semiconductor Corporation (the “Company” or “Volterra”) was incorporated in Delaware in 1996, and its principal offices are located in Fremont, California. The Company designs, develops and markets proprietary, high-performance analog and mixed-signal power management semiconductors.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in income. For all periods presented, there have been no material foreign currency transaction gains or losses.

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 3, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements as of and for the year then ended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	March 31,	December 31,
	2006	2005

Amortized Cost	$9,991	$14,952
Unrealized Gains	—	—
Unrealized Losses	(18)	(33)

Fair Value	$9,973	$14,919

All investments in debt securities were included in short-term investments at March 31, 2006 and December 31, 2005.

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

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customer	2006	2005	2006	2005

A	28%	22%	24%	23%
B	21%	11%	13%	10%
C	12%	13%	11%	28%
D	10%	*	*	*
E	*	*	*	11%
F	*	13%	*	*

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Three Months Ended March 31,
Geographic Area	2006	2005

Singapore	50%	46%
China	19%	20%
Taiwan	9%	12%
United States	8%	6%
Thailand	7%	6%
Japan	6%	6%
Other	1%	4%

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

Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period less weighted average shares outstanding of restricted common stock subject to repurchase during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares outstanding of common stock and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended March 31,
	2006	2005

Numerator:
Net income (in thousands)	$517	$2,309

Denominator:
Weighted average shares outstanding, basic	23,868,202	23,402,662

Effect of dilutive securities:
Stock options	2,357,129	2,906,032

Weighted average shares outstanding, diluted	26,225,331	26,308,694

Basic net income (loss) per share	$0.02	$0.10

Diluted net income (loss) per share	$0.02	$0.09

Stock options outstanding in the amount of 581,700 and 56,800 shares for the three months ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of March 31, 2006 could dilute net income per share in the future.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Under SFAS No. 123R stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The Company recorded employee stock-based compensation for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach.

As of March 31, 2006, the Company had authorized 10,860,000 shares of common stock for issuance under the Company’s stock-option plans; the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period and expire ten years after the date of grant. In addition, the Company had authorized 910,312 shares of common stock for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Six month offering periods under the ESPP begin on the first trading day on or after May 16 and November 16. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the closing price of the common stock on the first and last day of the offering period.

The fair value of options and rights under the ESPP are estimated on the date of grant using the Black-Scholes valuation model. Expected volatility was estimated based on historical volatility of the Company’s stock, the implied volatility of traded options on the Company’s stock, the implied volatility of a peer group of companies, and

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other factors. Expected term was estimated based on the contractual life of the instrument, the vesting period of the grant, and other factors. The following table summarizes the assumptions used in fair value calculations:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005

Expected Term (in years)	4.2-5.7	4.0	0.5	0.2
Expected volatility	41%	60%	43%	60%
Weighted-average volatility	41%	60%	43%	60%
Risk-free interest rates	4.6%	3.7%	4.3%	2.6%
Expected dividend	—	—	—	—

SFAS No. 123R was adopted using the modified prospective transition method. Under the modified prospective method, prior periods are not restated for the effect of SFAS No. 123R. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of the year 2006 included all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, deferred stock-based compensation of $189 as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into additional paid-in-capital upon the adoption of SFAS No. 123R.

The effect of stock-based compensation for the three month period ended March 31, 2006 was as follows:

Three Months
Ended
March 31, 2006

Stock-based compensation expense by type of award:
Employee stock options	$1,122
Employee stock purchase plan	79
Net change of amounts capitalized as inventory	49
Total stock-based compensation	1,250
Tax effect on stock-based compensation	—
Net effect on net income	1,250
Effect on basic net income per share	(0.05)
Effect on diluted net income per share	(0.04)

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R prior to January 1, 2006:

Three Months
Ended
March 31, 2005

Net income as reported	$2,309
Add: stock-based compensation for employee awards included in the determination of net income, net tax	101
Deduct: stock-based compensation for employee awards determined under fair value method, net tax	(688)

Pro forma net income	1,722
Basic net income per share:
As reported	0.10
Pro forma	0.07
Diluted net income per share
As reported	0.09
Pro forma	0.07

The following table summarizes stock option activity during the three months ended March 31, 2006:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Years	($000)

Outstanding at January 1, 2006	4,731	6.45
Granted	621	18.53
Exercised	(119)	1.50
Forfeited or expired	(18)	7.00
Outstanding at March 31, 2006	5,215	8.00	7.16	56,145
Exercisable at March 31, 2006	2,762	4.03	5.60	40,715

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $7.81 and $7.29 respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,985 and $1,969, respectively.

The following is a summary of non-vested options activity during the three months ended March 31, 2006:

		Weighted-
		Average
	Shares	Grant-Date
Non-Vested Options	(000)	Fair Value

Outstanding at January 1, 2006	2,101	4.62
Granted	621	7.81
Vested	(253)	5.13
Forfeited or expired	(16)	8.48
Outstanding at March 31, 2006	2,453	5.35

As of March 31, 2006, there was $8.91 million of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 2.12 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1,297 and $300, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2006	2005

Work-in-process	$2,705	$2,219
Finished goods	2,034	2,064

	$4,739	$4,283

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005

Computer hardware	$1,370	$999
Computer software	4,279	4,244
Equipment and furniture	2,221	2,155
Leasehold improvements	634	634

	8,504	8,032
Less accumulated depreciation and amortization	(4,879)	(4,555)

	$3,625	$3,477

4.	Commitments

The Company leases its facilities under operating lease agreements expiring between 2006 and 2007. Rent expense under these agreements for the three months ended March 31, 2006 and 2005 was $145,000 and $120,000, respectively.

The following table sets forth the Company’s contractual obligations as of March 31, 2006 and the years in which such obligations are expected to be settled:

					2010 and
	2006	2007	2008	2009	Thereafter	Total

Future minimum lease commitments	$409	$395	$73	$24	$—	$901
Inventory purchase commitments	4,214	—	—	—	—	4,214

	$4,623	$395	$73	$24	$—	$5,115

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, communications, and consumer markets. For the first three months of 2006, most of our revenue was derived from sales in the server and storage markets.

We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. We generated net revenue of $15.7 million and net income of $0.5 million in the three months ended March 31, 2006 compared to net revenue of $14.6 million and net income of $2.3 million in the three months ended March 31, 2005. As of March 31, 2006, we had an accumulated deficit of $37.8 million.

In reviewing our performance, we focus on the following key non-financial factors: customers and market penetration, product introductions and product performance. We evaluate our performance as to these non-financial factors against our operating plans and internally developed goals. We also focus on, and base management compensation in part on, the following key financial factors: net revenue, and as a percentage of net revenue, gross margin excluding stock-based compensation, and income from operations excluding stock-based compensation. We believe that evaluating our ongoing operating results and in particular, making comparisons to similar companies, may be difficult to understand if limited to reviewing only GAAP financial measures. In addition, because discounting future cash flows is a widely accepted method to value assets, and because the amounts of stock-based compensation expense represent permanent differences between income and cash flow, it can be useful to consider gross margin and income from operations without the distorting effect of this permanent non-cash item. The following table summarizes those key financial factors over the last five quarters:

	Three Months Ended
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2006	2005	2005	2005	2005

Net revenue (in thousands)	$15,652	$13,541	$12,509	$13,185	$14,631
As a percent of net revenue:
GAAP Gross margin	51%	51%	53%	59%	56%
Add: Stock-based compensation	* %	* %	* %	* %	* %

Non-GAAP Gross margin	51%	51%	53%	59%	56%

GAAP Income from operations	1%	9%	5%	9%	17%
Add: Stock-based compensation	8%	(1)%	* %	1%	1%

Non-GAAP Income from operations	9%	8%	5%	10%	18%

*	Stock-based compensation did not have an effect as a percent of revenue.

Our sales and accounts receivable are concentrated with a small group of customers. In the three months ended March 31, 2006, four customers each accounted for 10% or more of our net revenue, and collectively accounted for

71% of our net revenue. In the three months ended March 31, 2005, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 59% of our net revenue. Of these customers in both quarters, two are original equipment manufacturers, or OEMs, and two are distributors. If we were to lose or experience a significant reduction in sales to one or more of our key customers or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

Orders received and shipped within the same quarter, or “turns business,” is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 45% and 55% of net revenue in the first quarters of both 2006 and 2005. As our turns business increases, forecasting revenue becomes more difficult.

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

The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements. Generally, these orders allow, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In particular, we believe our backlog at the end of the first quarter of 2006 may be more highly subject to such revisions as many of our customers were ordering product in anticipation of new product releases that have since been delayed. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. Specifically, in the near term we will need to successfully ramp several new products to production in new manufacturing and assembly processes in order to service the growing demand for our products and if we fail to do so our revenue could suffer. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America, and both directly and indirectly through distributors in other locations. During the first quarter of 2006, sales to international distributors represented 43% of net revenue, compared to 37% in the first quarter of 2005. We expect to change the sales channels we use and the mix of business between distribution and direct sales to fluctuate over time as our product offerings and customers evolve. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.

Our gross margins have historically varied significantly, and are expected to continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, new product ramps, manufacturing volumes and yields, and inventory and overhead costs. Over the course of 2006 we expect to bring many new products to production in new manufacturing and assembly processes subjecting us to higher manufacturing risk which could materially adversely impact gross margins. In addition, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk and, in the event of an inventory write-down, a potential material adverse impact on our gross margins.

While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our selling, general and administrative expenses are expected to grow in absolute dollars and may grow as a percentage of revenue as we invest in additional sales resources and continue to absorb the administrative cost of being a publicly traded company.

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

Critical Accounting Policies

Other than the policy associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R discussed below, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2006 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 3, 2006.

Beginning in 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, compensation cost is calculated on the date of grant based on the estimated fair value of the grant. For grants made prior to January 1, 2006, the compensation cost is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. For grants made on or after January 1, 2006, the compensation cost is amortized on a straight-line basis over the vesting period.

In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. In addition, due to the limited trading history and illiquidity of the Company’s securities, estimating the inputs of a valuation model is difficult. The Company uses the Black Scholes formula in estimating the fair value of stock-based compensation at the date of grant. The Black Scholes formula and SFAS No. 123R requires the Company to estimate key inputs to the formula such as expected term, volatility and forfeiture rates that determine the stock-based compensation expense. The estimate of these key inputs is based on historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, the Company considered the historical volatility of its stock and implied volatility on traded options on its stock. However, due to the limited history of trading and lack of liquidity in both the market for its stock and options on its stock, the Company also considered the implied volatility on a group of peer companies to develop its estimate as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. For the purposes of determining the expected term of option grants, the Company analyzes expected exercise behavior of two employee groupings. To estimate the expected term of options granted to each group, the Company considered the contractual life and vesting period of the option and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely effect our results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005

Net revenue	100%	100%
Cost of revenue	49	44

Gross margin	51	56
Operating expenses:
Research and development	33	24
Selling, general and administrative	17	15

Total operating expenses	50	39

Income from operations	1	17
Interest and other income, net	3	2

Income before income taxes	4	19
Income tax expense	1	3

Net Income	3%	16%

Comparison of Quarter Ended March 31, 2006 to Quarter Ended March 31, 2005

Net Revenue.  Net revenue was $15.7 million in the three months ended March 31, 2006 and $14.6 million in the three months ended March 31, 2005, an increase of 7%. Unit volume of shipments for the three months ended March 31, 2006 increased 15% compared to the three months ended March 31, 2005. The increase was primarily from increased sales in the server and storage market.

Cost of Revenue and Gross Margin.  Cost of revenue was $7.7 million for the three months ended March 31, 2006 and $6.4 million for the three months ended March 31, 2005, an increase of 20%. Gross margin was $7.9 million for the three months ended March 31, 2006 as compared to $8.2 million for the three months ended March 31, 2005, a decrease of 3%. Gross margin as a percent of net revenue decreased to 51% for the three months ended March 31, 2006 as compared to 56% for the three months ended March 31, 2005. The increase in cost of revenue and decrease in gross margin as a percent of net revenue was primarily due to increased unit costs associated with higher production costs of new products in new manufacturing and assembly processes.

Research and Development.  Research and development expenses were $5.2 million for the three months ended March 31, 2006 as compared to $3.6 million for the three months ended March 31, 2005, an increase of 43%. The increase was primarily associated with an increase product development and prototype expense which increased by $0.7 million, wage and related expenses which increased by $0.3 million and the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R which increased by $0.6 million.

Selling, General and Administrative.  Selling, general and administrative expenses were $2.6 million for the three months ended March 31, 2006 as compared to $2.1 million for the three months ended March 31, 2005, an increase of 24%. The increase was primarily due to the implementation of SFAS No. 123R which increased by $0.4 million.

Income Tax Expense.  Income tax expense was $127,000 for the three months ended March 31, 2006 and $407,000 for the three months ended March 31, 2005, a decrease of 69%. Income tax expense in 2006 is based on our estimated annual effective tax rate of 20%, compared to an estimated annual effective tax rate of 15% in the three months ended March 31, 2005. The increase in the tax rate is primarily from our implementation of FAS No. 123R which results in recorded expenses for which there is no corresponding tax deduction.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of $56.0 million, including cash, cash equivalents and investments of $46.6 million, compared to working capital of $54.2 million, including cash, cash equivalents and investments of $47.9 million, as of December 31, 2005. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $0.9 million was used in operating activities for the three months ended March 31, 2006. This was primarily due to an increase in accounts receivables of $4.1 million from an increase in revenues and non-linear shipments during the quarter, partially offset by net income of $2.0 million after adjusting for non-cash items included in net income, an increase in accrued liabilities of $0.9 million and accounts payable of $0.7 million. Net cash of $1.8 million was used in operating activities in the three months ended March 31, 2005. This was primarily due to an increase in accounts receivables of $4.8 million from non-linear shipments during the quarter, partially offset by $2.6 million in net income after adjusting for non-cash items included in net income and an increase in accounts payable of $0.5 million.

Our investing activities provided net cash of $4.4 million for the three months ended March 31, 2006 from the maturity of short-term investments without reinvestment, partially off set by the acquisition of property and equipment. Our investing activities used net cash of $0.8 million for the three months ended March 31, 2005 for the acquisition of property and equipment.

Our financing activities provided $0.2 million for the three months ended March 31, 2006 from the exercise of employee stock options. Our financing activities provided $0.3 million for the three months ended March 31, 2005 from the exercise of employee stock options.

Contractual Obligations

We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.

The following table sets forth our contractual obligations as of March 31, 2006 (in thousands) and the years in which such obligations are expected to be settled:

					2010 and
	2006	2007	2008	2009	Thereafter	Total

Future minimum lease commitments	$409	$395	$73	$24	$—	$901
Inventory purchase commitments	4,214	—	—	—	—	4,214

	$4,623	$395	$73	$24	$—	$5,115

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Recent Accounting Pronouncements

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statement of operations. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Note 1 to our consolidated financial statements reports the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended March 31, 2005, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock based compensation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of March 31, 2006, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking and money market accounts.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

Item 1A.	Risk Factors

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect the more important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.

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

We experienced profitability for the first time in 2004. We incurred net losses of approximately $9.2 million and $4.0 million in 2002 and 2003, respectively, and as of March 31, 2006, we had an accumulated deficit of $37.8 million. We have recently experienced revenue growth. Specifically, our annual net revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005. Net revenue increased 7% from $14.6 million in the first three months of 2005 to $15.7 million in the first three months of 2006. However, we do not expect to maintain similar revenue growth rates in future periods. We may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include:

•	changes in orders received and shipped during the quarter, or our turns business, which is difficult to forecast and represents an increasing percentage of our net revenue;

•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	our customers’ failure to pay us on a timely basis, or at all;

•	varying order patterns in the markets in which we sell our products;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our customers’ and distributors’ management of the inventory they hold;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	the timing of introductions of competing products or technologies;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles or policies, including the requirement to treat employee stock option grants as an operating expense

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

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2005, five customers each accounted for more than 10% of our net revenue and collectively accounted for 72% of our net revenue. For the three months ended March 31, 2006, four customers accounted for more than 10% of our net revenue and collectively accounted for 71% of our net revenue. In addition, our accounts receivable tends to be concentrated with a small group of customers as well. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue and accounts receivable for the foreseeable future. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers or the delay or failure to collect amounts due from our major customers could materially adversely impact our operating results and financial position. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them.

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

The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. While we have implemented procedures designed to minimize these delays, we cannot assure you that these procedures will be effective or that delays may not occur in the future. In particular, over the course of 2006 we expect to bring many new products to production in new manufacturing and assembly processes. We have experienced delays with these new product introductions, in particular with the release of lead-free versions of our products. Any delay in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.

Our products are highly complex and may require modifications to resolve undetected errors or failures and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may incur additional development, repair or replacement costs and we may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. We have experienced such excess costs related to our new products in new manufacturing and assembly processes and in particular with our production of lead-free versions of our new products. Also as a result, our credibility and the market acceptance of our products could be harmed. In the past, we have incurred costs in connection with the replacement of products due to a manufacturing defect in our products. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation, Samsung Electronics and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including:

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

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 39% of our net revenue in 2005 and 43% of our net revenues for the three months ended March 31, 2006.

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

Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in the Philippines, Singapore, South Korea and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

In 2005 and the first three months of 2006, 94% and 92%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, and Taiwan. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

•	cultural and language barriers;

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws and regulatory and tax environments, including the European Union’s Restrictions of Hazardous Substances (“RoHS”), which bans lead and certain other substances from products put on the market;

•	potentially longer and more difficult collection periods;

•	political instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	highly volatile economies in Asia;

•	difficulty in hiring qualified management, technical sales personnel, and applications engineers; and

•	less effective protection of intellectual property than is afforded to us in the United States.

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

Environmental laws and regulations could cause a disruption in our business and operations.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including semiconductors, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly contractors such as Amkor Technology, Inc., STATS ChipPAC Ltd., and ASE Inc., timely comply with such laws and regulations. Because we work with assembly contractors to make specified modifications to their standard process technologies, transitioning the manufacturing of our products can require substantial lead time. Any such delay resulting from such transition, including to comply with RoHS, could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the assembly contractors that we use, fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

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

We evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain internal control over financial reporting. In addition, in the course of our Section 404 compliance, we have identified deficiencies in our internal controls some of which have been categorized as significant deficiencies. In the future, we may identify material weaknesses in our internal controls. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified audit report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of March 31, 2006, we had 35 issued patents and 17 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to November 2023. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

The stock market in general, the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

We believe that our executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 61% of our outstanding common stock as of February 28, 2006. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Item 6.	Exhibits

Exhibit
No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen stock certificate.
10	.1(4)	2006 Management Bonus Plan.
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/s/ GREG HILDEBRAND
Greg Hildebrand
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

Dated: May 10, 2006

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen stock certificate.
10	.1(4)	2006 Management Bonus Plan.
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.