Form 10-Q
period 2006-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2006-08-09
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, the registrant had 24,096,758 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,691	$32,955
Short-term investments	10,010	14,952
Accounts receivable, net of allowances of $672 and $654, respectively	12,130	8,711
Inventory	7,453	4,283
Prepaid expenses and other current assets	1,458	1,091

Total current assets	65,742	61,992
Property and equipment, net	4,406	3,477
Other assets	70	34

Total assets	$70,218	$65,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,876	$4,267
Accrued liabilities	2,663	3,476

Total current liabilities	7,539	7,743
Commitments (note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,096,758 and 23,585,590 shares issued and outstanding, respectively	24	24
Additional paid-in capital	99,196	96,227
Deferred stock-based compensation	—	(189)
Accumulated deficit	(36,541)	(38,302)

Total stockholders’ equity	62,679	57,760

Total liabilities and stockholders’ equity	$70,218	$65,503

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	$17,580	$13,185	$33,232	$27,816
Cost of revenue*	8,834	5,351	16,544	11,756

Gross margin	8,746	7,834	16,688	16,060
Operating expenses:
Research and development*	5,965	4,102	11,143	7,727
Selling, general and administrative*	2,822	2,582	5,407	4,714

Total operating expenses	8,787	6,684	16,550	12,441

Income / (loss) from operations	(41)	1,150	138	3,619

Interest and other income	483	288	968	540
Interest and other expense	(20)	(4)	(40)	(9)

Income before income taxes	422	1,434	1,066	4,150
Income tax benefit / (expense)	822	(303)	695	(710)

Net income	$1,244	$1,131	$1,761	$3,440

Basic net income per share	$0.05	$0.05	$0.07	$0.15

Shares used in computing basic net income per share	24,000	23,535	23,934	23,469

Diluted net income per share	$0.05	$0.04	$0.07	$0.13

Shares used in computing diluted net income per share	26,141	26,129	26,183	26,205

* Includes stock-based compensation expense as follows:
Cost of revenue	$68	$7	$133	$14
Research and development	590	73	1,232	121
Selling, general and administrative	269	64	764	128

Total stock-based compensation expense	$927	$144	$2,129	$263

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,761	$3,440
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	719	259
Accretion of discount in debt securities	215	(77)
Provision for doubtful accounts	(152)	—
Stock-based compensation	2,129	263
Changes in operating assets and liabilities:
Accounts receivable	(3,267)	(5,485)
Inventory	(3,103)	(135)
Prepaid expenses, other current and other assets	(403)	31
Accounts payable	609	2,076
Accrued liabilities	(813)	844

Net cash (used) provided by operating activities	(2,305)	1,216

Cash flows from investing activities:
Purchases of property and equipment	(1,648)	(1,091)
Purchases of short-term investments	4,946)	(9,673)
Proceeds from maturity of short-term investments	9,673	9,878

Net cash provided (used) by investing activities	3,079	(886)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	962	763

Net cash provided by financing activities	962	763

Net increase in cash and cash equivalents	1,736	1,093
Cash and cash equivalents, beginning of period	32,955	24,895

Cash and cash equivalents, end of period	$34,691	$25,988

Supplemental disclosure of cash flows and non-cash investing and financing activities:
Cash paid for income taxes	$909	$—
Stock based compensation capitalized to inventory	$68	$—

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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six-months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements as of and for the year then ended.
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
Concentrations of Credit Risk
     The Company sells its products to international distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking, and consumer markets. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for estimated accounts receivable that may not be collected.
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

     Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue				Accounts Receivable
	Three months ended		Six months ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
Customer	2006	2005	2006	2005	2006	2005
A	38%	24%	34%	23%	35%	23%
B	13%	*	11%	*	14%	*
C	12%	15%	12%	13%	10%	10%
D	*	16%	15%	14%	14%	28%
E	*	12%	*	*	*	11%

* Less than 10%
     The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. Net revenue by geographic area was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Area	2006	2005	2006	2005
Singapore	48%	45%	49%	46%
China	28%	19%	24%	20%
Thailand	8%	1%	8%	4%
United States	6%	7%	7%	7%
Taiwan	5%	12%	7%	12%
Japan	2%	12%	4%	9%
Other	3%	4%	1%	2%

	100%	100%	100%	100%
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
Earnings Per Share
     Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period less weighted average shares outstanding of restricted common stock subject to repurchase during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares outstanding of common stock and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method.
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (in thousands)	$1,244	$1,131	$1,761	$3,440

Denominator:
Weighted average shares outstanding, basic	24,000,205	23,535,390	23,934,203	23,469,026
Dilutive effect of stock options	2,140,693	2,594,008	2,248,911	2,735,844

Weighted average shares outstanding, diluted	26,140,898	26,129,398	26,183,114	26,204,870

Basic net income per share	$0.05	$0.05	$0.07	$0.15

Diluted net income per share	$0.05	$0.04	$0.07	$0.13

     Stock options outstanding in the amount of 736,300 and 687,600 shares for the three months ended June 30, 2006 and 2005, respectively, and 659,000 and 372,200 shares for the six months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of June 30, 2006 could dilute net income per share in the future.
Accounting for Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Under SFAS No. 123R stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, the Company recorded employee stock-based compensation expense for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach.
     As of June 30, 2006, the Company had authorized 10,860,000 shares of common stock for issuance under the Company’s stock-option plans: the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period. Options granted prior to May 18, 2006 expire ten years after the date of grant, while options granted on or after May 18, 2006, expire seven years after the date of grant. In addition, the Company had authorized 910,312 shares of common stock for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Six month offering periods under the ESPP begin on the first trading day on or after May 16 and November 16. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the closing price of the common stock on the first and last day of the offering period.
     The fair value of options and rights under the ESPP are estimated on the date of grant using the Black-Scholes valuation model. Expected volatility was estimated based on historical volatility of the Company’s stock, the implied volatility of traded options on the Company’s stock, the implied volatility of a peer group of companies, and other factors. Expected term is estimated based on the contractual life of the instrument, the vesting period of the grant, and other factors.
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R prior to January 1, 2006 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,131	$3,440
Add: stock-based compensation for employee awards included in the determination of net income, net tax	91	191
Deduct: stock-based compensation for employee awards determined under fair value method, net tax	(822)	(1,529)

Pro forma net income	400	2,102
Basic net income per share:
As reported	0.05	0.15
Pro forma	0.02	0.09
Diluted net income per share
As reported	0.04	0.13
Pro forma	0.02	0.08
     As of June 30, 2006, there were stock options on 5,115,861 shares outstanding with a weighted average exercise price of $8.22 per share, a weighted average remaining contractual life of 6.9 years, and an aggregate intrinsic value of $33,366, of which options on 2,816,360 shares were exercisable with a weighted average exercise price of $4.33 per share, a weighted average remaining contractual life of 5.4 years and an aggregate intrinsic value of $29,329.
     As of June 30, 2006, there was $8,081 of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $621 and $317, respectively.

2. Inventory
     Inventory consisted of the following:

	June 30,	December 31,
	2006	2005
Work-in-process	$5,249	$2,219
Finished goods	2,204	2,064

	$7,453	$4,283

3. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
Computer hardware	$1,427	$999
Computer software	4,273	4,244
Equipment and furniture	3,301	2,155
Leasehold improvements	667	634

	9,668	8,032
Less accumulated depreciation and amortization	(5,262)	(4,555)

	$4,406	$3,477

4. Commitments
     The Company leases its facilities under operating lease agreements expiring between 2006 and 2009. Rent expense under these agreements for the six months ended June 30, 2006 and 2005 was $293 and $248, respectively.
     The following table sets forth the Company’s contractual obligations as of June 30, 2006 and the years in which such obligations are expected to be settled:

					2010 and
	2006	2007	2008	2009	thereafter	Total
Future minimum lease commitments	$285	$437	$73	$24	$—	$819
Inventory purchase commitments	3,878	—	—	—	—	3,878

	$4,163	$437	$73	$24	$—	$4,697

     Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.
5. Income Tax
     During the quarter ended June 30, 2006, the Company recorded a tax benefit of $822. The Company lowered its estimated annual effective tax rate to 8% due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense between 2005 and March 31, 2006.
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
Overview
We design, develop and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, communications, and consumer markets. For the first six months of 2006, most of our revenue was derived from sales in the server and storage markets.
We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. We generated net revenue of $17.6 million and net income of $1.2 million in the three months ended June 30, 2006 compared to net revenue of $13.2 million and net income of $1.1 million in the three months ended June 30, 2005. As of June 30, 2006, we had an accumulated deficit of $36.6 million.
In reviewing our performance, we focus on the following key non-financial factors: customers and market penetration, product introductions and product performance. We evaluate our performance as to these non-financial factors against our operating plans and internally developed goals. We also focus on, and base management compensation in part on, the following key financial factors: net revenue, and as a percentage of net revenue, gross margin excluding stock-based compensation, and income from operations excluding stock-based compensation. Though not a replacement for GAAP measures of financial performance, we believe by evaluating our ongoing operating results and in particular, making comparisons to similar companies, may be difficult to understand if limited to reviewing only GAAP financial measures. In addition, because discounting future cash flows is a widely accepted method to value assets, and because the amounts of stock-based compensation expense represent permanent differences between income and cash flow, we believe it is useful to consider gross margin and income from operations without the effect of this non-cash item. The following table summarizes those key financial factors over the last five quarters:

	Three Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2006	2006	2005	2005	2005
Net revenue (in thousands)	$17,580	$15,652	$13,541	$12,509	$13,185

As a percent of net revenue:
GAAP Gross margin	50%	51%	51%	53%	59%
Add: Stock-based compensation	* %	* %	* %	* %	* %

Non-GAAP Gross margin	50%	51%	51%	53%	59%

GAAP Income from operations	0%	1%	9%	4%	9%
Add: Stock-based compensation	5%	8%	(1)%	1%	1%

Non-GAAP Income from operations	5%	9%	8%	5%	10%

*    Stock-based compensation did not have an effect as a percent of revenue.
Our sales and accounts receivable are concentrated with a small group of customers. In the three months ended June 30, 2006, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 63% of our net revenue. The three customers consist of an original equipment manufacturer, or OEM, a merchant power supply manufacturer and a distributor. In the three months ended June 30, 2005, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 67% of our net revenue. One was an OEM and three were distributors. If we were to lose or experience a significant reduction in sales to one or more of our key customers or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.
Orders received and shipped within the same quarter, or “turns business,” is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% and between 45% and 55% of net revenue in the second quarters of 2006 and 2005, respectively.
As demand for our products is influenced by demand for our customers’ products, our revenue will depend on the timing, size, and speed of commercial introductions of systems that use our products, which is inherently difficult to forecast, as well as the ongoing demand for previously introduced systems. Currently, an increasing percentage of our net revenue is derived from the sale of our products to customers that are ramping production of their products, making forecasting our revenue more difficult. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors and outsourced suppliers such as original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, are subject to higher risk and may be more volatile because they service demand from other companies which is more difficult to forecast accurately.
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
We typically sell directly through our internal sales force to customers in North America, and both directly and indirectly through distributors in other locations. During the second quarter of 2006, sales to international distributors represented 27% of net revenue, compared to 43% in the second quarter of 2005. We expect to change the sales channels we use and the mix of business between distribution and direct sales to fluctuate over time as our product offerings and customers evolve. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.

Our gross margins have historically varied significantly, and are expected to continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, new product ramps, manufacturing volumes and yields, and inventory and overhead costs. As we bring new products to production in new manufacturing and assembly processes in the second half of 2006, we expect to incur higher manufacturing costs which could materially adversely impact gross margins. In addition, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.
We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk and, in the event of an inventory write-down, a potential material adverse impact on our gross margins. In addition, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted because we do not have adequate inventory available to meet customer demand. Our inventory levels increased as of the end of the second quarter of 2006 as we are preparing for higher levels of shipments in the third quarter.
While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue over time. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. In the near term, we believe our expenditures on research and development are likely to remain higher than historical levels. Our selling, general and administrative expenses are expected to grow in absolute dollars and may grow as a percentage of revenue as we invest in additional sales resources and continue to absorb the administrative cost of being a publicly traded company.
Our effective tax rate has fluctuated based on our changing assessment of the mix of income and losses between domestic and international operations. We expect that both this mix as well as the statutory rates we are subject to internationally may change over time, resulting in changes in our effective tax rate and reported income tax expense. Our deferred tax assets are nearly fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue profitable operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods.
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

Critical Accounting Policies
Other than the policy associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R discussed below, there have been no significant changes to our critical accounting policies during the three months ended June 30, 2006 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 3, 2006.
Beginning in 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, compensation cost is calculated on the date of grant based on the estimated fair value of the grant. For grants made prior to January 1, 2006, the compensation cost is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. For grants made on or after January 1, 2006, the compensation cost is amortized on a straight-line basis over the vesting period.
In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. In addition, due to the limited trading history and illiquidity of our securities, estimating the inputs of a valuation model is difficult. We use the Black Scholes formula in estimating the fair value of stock-based compensation at the date of grant. The Black Scholes formula and SFAS No. 123R requires us to estimate key inputs to the formula such as expected term, volatility and forfeiture rates that determine the stock-based compensation expense. The estimate of these key inputs is based on historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we considered the historical volatility of our stock and implied volatility on traded options on our stock. However, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also considered the implied volatility on a group of peer companies to develop our estimate as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. For the purposes of determining the expected term of option grants, we analyze expected exercise behavior of two employee groupings. To estimate the expected term of options granted to each group, we considered the contractual life and vesting period of the option and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely effect our results of operations.

Results of Operations
The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	50	41	50	42

Gross margin	50	59	50	58
Operating expenses:
Research and development	34	31	34	28
Selling, general and administrative	16	19	16	17

Total operating expenses	50	50	50	45

Income from operations	—	9	—	13
Interest and other income, net	2	2	3	2

Income before income taxes	2	11	3	15
Income tax benefit / (expense)	5	(2)	2	(3)

Net Income	7%	9%	5%	12%

Comparison of Quarter Ended June 30, 2006 to Quarter Ended June 30, 2005
Net Revenue. Net revenue was $17.6 million in the three months ended June 30, 2006 and $13.2 million in the three months ended June 30, 2005, an increase of 33%. Unit volume of shipments for the three months ended June 30, 2006 increased 50% compared to the three months ended June 30, 2005. The increase was primarily due to increased sales in the server and storage market.
Cost of Revenue and Gross Margin. Cost of revenue was $8.8 million for the three months ended June 30, 2006 and $5.3 million for the three months ended June 30, 2005, an increase of 65%. Gross margin was $8.7 million for the three months ended June 30, 2006 as compared to $7.8 million for the three months ended June 30, 2005, an increase of 12%. Gross margin as a percent of net revenue decreased to 50% for the three months ended June 30, 2006 as compared to 59% for the three months ended June 30, 2005. The decrease in gross margin as a percent of net revenue was primarily from higher variances related to higher production levels generally, and production of newer products specifically, compared to shipments.
Research and Development. Research and development expenses were $6.0 million for the three months ended June 30, 2006 as compared to $4.1 million for the three months ended June 30, 2005, an increase of 45%. The increase was primarily due to a $0.6 million increase in wages and related expenses, a $0.5 million increase in stock-based compensation as a result of the implementation of SFAS No. 123R and $0.3 million increase in product development and prototype expense.
Selling, General and Administrative. Selling, general and administrative expenses were $2.8 million for the three months ended June 30, 2006 as compared to $2.6 million for the three months ended June 30, 2005, an increase of 9%. The increase was primarily due to a $0.2 million increase in stock-based compensation as a result of the implementation of SFAS No. 123R.
Income Tax. Income tax benefit was $0.8 million for the three months ended June 30, 2006 and an expense of $0.3 million for the three months ended June 30, 2005. During the three months ended June 30, 2006, we lowered our estimated annual effective tax rate to 8% due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense between 2005 and March 31, 2006. Our estimated annual effective tax rate was 17% in the three months ended June 30, 2005.
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
Net Revenue. Net revenue was $33.2 million in the six months ended June 30, 2006 and $27.8 million in the six months ended June 30, 2005, an increase of 19%. Unit volume of shipments increased 33% in the first half of 2006 as compared to the first half of 2005, primarily due to higher sales in the server and storage markets.
Cost of Revenue and Gross Margin. Cost of revenue was $16.5 million for the six months ended June 30, 2006 and $11.8 million for the six months ended June 30, 2005, an increase of 41%. Gross margin was $16.7 million for the six months ended June 30, 2006 as compared to $16.0 million for the six months ended June 30, 2005, an increase of 4%. Gross margin as a percent of net revenue decreased to 50% for the six months ended June 30, 2006 as compared to 58% for the six months ended June 30, 2005. The decrease in gross margin as a percent of net revenue was primarily from higher variances related to higher production levels generally, and production of newer products specifically, compared to shipments.
Research and Development. Research and development expenses were $11.1 million for the six months ended June 30, 2006 as compared to $7.7 million for the six months ended June 30, 2005, an increase of 43%. The increase was primarily due to a $1.1 million increase in stock-based compensation as a result of the implementation of SFAS No. 123R, a $0.9 million increase in employee expenses due to higher compensation and additional headcount, a $0.6 million increase in product development and prototype expenses, and a $0.4 million increase in depreciation and amortization expense.
Selling, General and Administrative. Selling, general and administrative expenses were $5.4 million for the six months ended June 30, 2006 as compared to $4.7 million for the six months ended June 30, 2005, an increase of 15%. The increase was primarily due to a $0.6 million increase in stock-based compensation as a result of the implementation of SFAS No. 123R and a $0.5 million increase in employee expenses due to higher compensation, offset by a $0.3 million decrease in professional services from the prior year’s Sarbanes-Oxley compliance efforts.
Income Tax. Income tax benefit was $0.7 million for the six months ended June 30, 2006 and expense of $0.7 million for the six months ended June 30, 2005. During the three months ended June 30, 2006 we lowered our estimated annual effective tax rate to 8% due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense between 2005 and March 31, 2006. Our estimated annual effective tax rate was 17% in 2005.
Liquidity and Capital Resources
As of June 30, 2006, we had working capital of $58.2 million, including cash, cash equivalents and investments of $44.7 million, compared to working capital of $54.2 million, including cash, cash equivalents and investments of $47.9 million, as of December 31, 2005. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
Our operating activities used $2.3 million for the six months ended June 30, 2006. This was primarily due to an increase in accounts receivables of $3.3 million from an increase in revenues and increase in inventory of $3.1 million, partially offset by net income of $4.7 million after adjusting for non-cash items included in net income. Net cash of $1.2 million was provided by operating activities for the six months ended June 30, 2005. This was primarily due to a net income of $3.4 million and a $2.1 million increase in accounts payable, partially offset by an increase in accounts receivable of $5.5 million.
Our investing activities provided net cash of $3.1 million for the six months ended June 30, 2006 from the maturity of short-term investments of $9.7 million, off-set by purchases of short-term securities of $4.9 million and the acquisition of property and equipment of $1.6 million. Our investing activities used net cash of $0.9 million for the six months ended June 30, 2005 from the acquisition of property and equipment.
Our financing activities provided $1.0 million for the six months ended June 30, 2006 from the exercise of employee stock options and an offering under our employee stock purchase plan. Our financing activities provided $0.8 million for the six months ended June 30, 2005 from the exercise of employee stock options and an offering under our employee stock purchase plan.

Contractual Obligations
We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.
The following table sets forth our contractual obligations as of June 30, 2006 (in thousands) and the years in which such obligations are expected to be settled:

					2010 and
	2006	2007	2008	2009	thereafter	Total
Future minimum lease commitments	$285	$437	$73	$24	$—	$819
Inventory purchase commitments	3,878	—	—	—	—	3,878

	$4,163	$437	$73	$24	$—	$4,697

     Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.
Recent Accounting Pronouncements
     On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statement of operations. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Note 1 to our consolidated financial statements reports the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended June 30, 2005, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock based compensation.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. We are currently evaluating the impact of adopting FIN 48.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2006, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking and money market accounts.
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
We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 3, 2006, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.
Our limited operating history and the nature of our industry makes it difficult for us to accurately forecast revenue and appropriately plan our expenses. *
Our commercial operations began in August 1996, our first products were not shipped until the first quarter of 2000 and most of our current products have been sold in significant quantities for only a short time. As a result, we have limited historical financial data from which to predict our future revenue and expenses. Moreover, because the electronics industry is complex and disaggregated with many electronic system designers relying upon distributors and outsourced suppliers to provide procurement, manufacturing, design and other supply chain related services, we may have limited visibility into the end demand for our products due to the presence of these intermediaries. As such, it is difficult to accurately forecast our future revenue and budget our operating expenses. The rapidly evolving nature of the semiconductor industry and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
We have a history of losses, have only recently experienced revenue growth and become profitable and may not maintain profitability on a quarterly or annual basis. *
We experienced profitability for the first time in 2004. We incurred net losses of approximately $9.2 million and $4.0 million in 2002 and 2003, respectively, and as of June 30, 2006, we had an accumulated deficit of $36.6 million. While we have recently experienced revenue growth, the rate of revenue growth has decreased. Specifically, our annual net revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005. Net revenue increased 19% from $27.8 million in the first six months of 2005 to $33.2 million in the first six months of 2006. We may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses.
Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our operating results. *
In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include:
•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ and distributors’ management of the inventory they hold;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	changes in orders received and shipped during the quarter or our turns business;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	the timing of introductions of competing products or technologies;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates
Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results. *
We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2005, five customers each accounted for more than 10% of our net revenue and collectively accounted for 72% of our net revenue. For the six months ended June 30, 2006, four customers accounted for more than 10% of our net revenue and collectively accounted for 72% of our net revenue. In addition, our accounts receivable tends to be concentrated with a small group of customers. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue and accounts receivable for the foreseeable future. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers or the delay or failure to collect amounts due from our major customers could materially adversely impact our operating results and financial position. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them.
We depend on a limited number of markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed. *
In 2005, most of our net revenue was derived from the sale of our products in the computing, storage, and networking markets. In the first six months of 2006, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.
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
We have experienced, and may in the future experience, delays in the development and introduction of our products, which may harm our business and operating results. *
The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, over the course of 2006 we expect to bring many new products to production in new manufacturing and assembly processes. We have experienced delays with these new product introductions, including the release of lead-free versions of our products. Any delay in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.

Our products are highly complex and may require modifications to resolve undetected errors or failures and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of customers, a delay in market acceptance of our products, or product liability claims. *
Our power management products are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may incur additional development, repair or replacement costs and we may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. We have experienced such excess costs related to our new products in new manufacturing and assembly processes and in particular with our production of lead-free versions of our new products. Also as a result, our credibility and the market acceptance of our products could be harmed. In the past, we have incurred costs in connection with the replacement of products due to a manufacturing defect in our products. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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
We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline. *
Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 39% of our net revenue in 2005 and 34% of our net revenues for the six months ended June 30, 2006.
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

We are subject to the highly cyclical nature of the semiconductor industry and any future downturns could significantly harm our business. *
Our business is heavily influenced by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any future downturns could significantly harm our business or reduce our revenue from one period to the next or for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to factors that affect the semiconductor industry generally.
Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters or public health issues could significantly delay the production or shipment of our products. *
Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in the Philippines, Singapore, South Korea, Japan and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.
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
We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, political instability, and currency fluctuations. *
In 2005 and the first six months of 2006, 94% and 93%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, and Taiwan. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including:

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
Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2005 and the first six months of 2006 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.
Our inability to overcome these risks could adversely affect our foreign operations, and some of our customers and suppliers, and could harm our business and operating results.
Environmental laws and regulations could cause a disruption in our business and operations. *
We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including semiconductors, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, Inc., STATS ChipPAC Ltd., and ASE Inc., timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any such delay resulting from such transition, including to comply with RoHS, could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with the legislation, our customers may refuse to purchase our products. We have also experienced delay with the release of lead-free versions of our products in compliance with RoHS and may continue to experience delays on future products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed. *
We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.
If we do not effectively manage our growth, our resources, systems, and controls may be strained and our operating results may suffer. *
In recent periods, we have significantly increased the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property. *
We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2006, we had 36 issued patents and 17 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to November 2023. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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
The stock market in general, the Nasdaq Global Market (formerly the Nasdaq National Market) in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.
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

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders. *
We believe that our executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 61% of our outstanding common stock as of February 28, 2006. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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

Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Stockholders of Volterra Semiconductor Corporation was held on May 18, 2006. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were recorded as follows:
     Proposal 1:
     Mel Friedman and Christopher Paisley were elected as directors to hold office until the 2009 Annual Meeting of Stockholders by the following vote:

Nominee	For	Withheld
Mel Friedman	17,725,064	122,084
Christopher Paisley	17,624,929	222,219
     Proposal 2:
     The selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
17,004,883	832,132	10,133	0

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)	2004 Non-Employee Directors’ Stock Option Plan, as amended and restated

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2006, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand

Greg Hildebrand
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)	2004 Non-Employee Directors’ Stock Option Plan, as amended and restated

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2006, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.