Form 10-Q
period 2006-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2006-11-09
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, the registrant had 24,302,926 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,954	$32,955
Short-term investments	9,947	14,952
Accounts receivable, net of allowances of $672 and $654, respectively	13,247	8,711
Inventory	9,420	4,283
Prepaid expenses and other current assets	1,244	1,091

Total current assets	70,812	61,992
Property and equipment, net	4,220	3,477
Other assets	70	34

Total assets	$75,102	$65,503

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,327	$4,267
Accrued liabilities	3,594	3,476

Total current liabilities	8,921	7,743
Commitments (note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,096,758 and 23,585,590 shares issued and outstanding, respectively	26	24
Additional paid-in capital	100,934	96,227
Deferred stock-based compensation	—	(189)
Accumulated deficit	(34,779)	(38,302)

Total stockholders’ equity	66,181	57,760

Total liabilities and stockholders’ equity	$75,102	$65,503

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$20,113	$12,509	$53,345	$40,325
Cost of revenue*	9,678	5,885	26,222	17,643

Gross margin	10,435	6,624	27,123	22,682
Operating expenses:
Research and development*	6,121	4,031	17,266	11,666
Selling, general and administrative*	2,921	2,035	8,328	6,840

Total operating expenses	9,042	6,066	25,594	18,506

Income from operations	1,393	558	1,529	4,176

Interest and other income	541	331	1,509	872
Interest and other expense	(13)	(4)	(52)	(13)

Income before income taxes	1,921	885	2,986	5,035
Income tax expense / (benefit)	158	247	(537)	957

Net income	$1,763	$638	$3,523	$4,078

Basic net income per share	$0.07	$0.03	$0.15	$0.17

Shares used in computing basic net income per share	24,171	23,675	24,013	23,538

Diluted net income per share	$0.07	$0.02	$0.13	$0.16

Shares used in computing diluted net income per share	26,001	26,159	26,122	26,189

*	Includes stock-based compensation expense as follows:

Cost of revenue	$79	$7	$212	$22
Research and development	454	11	1,686	98
Selling, general and administrative	516	82	1,280	244

Total stock-based compensation expense	$1,049	$100	$3,178	$364

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,523	$4,078
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,138	450
Accretion of discount in debt securities	242	(202)
Provision for doubtful accounts	(152)	—
Stock-based compensation	3,178	364
Changes in operating assets and liabilities:
Accounts receivable	(4,384)	(7,091)
Inventory	(5,049)	(173)
Prepaid expenses, other current and other assets	(189)	(128)
Accounts payable	1,060	2,565
Accrued liabilities	118	1,011

Net cash (used) provided by operating activities	(515)	874

Cash flows from investing activities:
Purchases of property and equipment	(1,881)	(1,915)
Purchases of short-term investments	(9,854)	(14,618)
Proceeds from maturity of short-term investments	14,617	14,878

Net cash provided (used) by investing activities	2,882	(1,655)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,632	1,114

Net cash provided by financing activities	1,632	1,114

Net increase in cash and cash equivalents	3,999	333
Cash and cash equivalents, beginning of period	32,955	24,895

Cash and cash equivalents, end of period	$36,954	$25,228

Supplemental disclosure of cash flows and non-cash investing and financing activities:
Cash paid for income taxes	$909	$189
Stock based compensation capitalized to inventory	$88	$—

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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine-months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements as of and for the year then ended.
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
     Significant customers are those customers accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue				Accounts Receivable
	Three months ended		Nine months ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
Customer	2006	2005	2006	2005	2006	2005
A	42%	31%	37%	26%	49%	23%
B	19%	12%	15%	12%	16%	10%
C	10%	*	13%	11%	17%	28%
D	*	16%	*	11%	*	11%
E	*	14%	*	10%	*	*

*   Less than 10%
     The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. Net revenue, as a percentage of total net revenue by geographic area was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Area	2006	2005	2006	2005
Singapore	51%	40%	50%	44%
China	25%	25%	24%	22%
Taiwan	9%	7%	8%	10%
Thailand	6%	3%	7%	3%
United States	6%	6%	7%	6%
Japan	2%	16%	3%	11%
Other	1%	3%	1%	4%
     In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars.
Revenue Recognition
     Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future returns and allowances. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future experience. Sales returns must be authorized by the Company and are generally limited to instances of potential product failure under the Company’s standard warranty that provides that products will be free from defects for a period of one year from shipment.

     The Company has made no sales to U.S. distributors. The Company’s sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights under the Company’s standard warranty.
     Revenue on these sales is recognized upon shipment when title passes to the distributor. The Company estimates future international distributor sales returns and allowances based on historical data and current business expectations and reduces revenue for estimated future returns and allowances through the allowance for sales returns.
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
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (in thousands)	$1,763	$638	$3,523	$4,078

Denominator:
Weighted average shares outstanding, basic	24,171,289	23,674,662	24,013,232	23,537,571
Dilutive effect of stock options	1,830,540	2,483,917	2,109,454	2,651,868

Weighted average shares outstanding, diluted	26,001,829	26,158,579	26,122,686	26,189,439

Basic net income per share	$0.07	$0.03	$0.15	$0.17

Diluted net income per share	$0.07	$0.02	$0.13	$0.16

     Stock options outstanding in the amount of 840,675 and 718,600 shares for the three months ended September 30, 2006 and 2005, respectively, and 698,275 and 504,567 shares for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. However, such options could be dilutive in the future and, under those circumstances, would be included in the calculation of diluted earnings per share.
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

     As of September 30, 2006, the Company had authorized 10,860,000 shares of common stock for issuance under the Company’s stock option plans: the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period. Options granted prior to May 18, 2006 expire ten years after the date of grant, while options granted on or after May 18, 2006, expire seven years after the date of grant. In addition, the Company had authorized 910,312 shares of common stock for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Six month offering periods under the ESPP begin on the first trading day on or after May 16 and November 16. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the closing price of the common stock on the first and last day of the offering period. The fair value of options and rights under the ESPP are estimated on the date of grant using the Black-Scholes valuation model.
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R prior to January 1, 2006:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income as reported	$638	$4,078
Add: stock-based compensation for employee awards included in the determination of net income, net of tax	59	252
Deduct: stock-based compensation for employee awards determined under the fair-value method, net of tax	(921)	(2,794)

Pro forma net income	(224)	1,536
Basic net income per share:
As reported	0.03	0.17
Pro forma	(0.01)	0.07
Diluted net income per share:
As reported	0.02	0.16
Pro forma	(0.01)	0.06
     As of September 30, 2006, there were stock options on 5,188,531 shares outstanding with a weighted average exercise price of $8.63 per share, a weighted average remaining contractual life of 6.7 years, and an aggregate intrinsic value of $39,512, of which options on 2,874,025 shares were exercisable with a weighted average exercise price of $4.80 per share, a weighted average remaining contractual life of 5.4 years and an aggregate intrinsic value of $32,921.
     As of September 30, 2006, there was $8,572 of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested was $761 and $123 during the three months ended September 30, 2006 and 2005, respectively.
2. Inventory
     Inventory consisted of the following:

	September 30,	December 31,
	2006	2005
Work-in-process	$6,562	$2,219
Finished goods	2,858	2,064

	$9,420	$4,283

3. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
Computer hardware	$1,424	$999
Computer software	4,409	4,244
Equipment and furniture	3,327	2,155
Leasehold improvements	691	634

	9,851	8,032
Less accumulated depreciation and amortization	(5,631)	(4,555)

	$4,220	$3,477

4. Commitments
     The Company leases its facilities under operating lease agreements expiring between 2006 and 2009. Rent expense under these agreements was $467 and $354 for the nine months ended September 30, 2006 and 2005, respectively.
     The following table sets forth the Company’s contractual obligations as of September 30, 2006 and the years in which such obligations are expected to be settled:

					2010 and
	2006	2007	2008	2009	thereafter	Total
Future minimum lease commitments	$152	$452	$72	$24	$—	$700
Inventory purchase commitments	$4,228	—	—	—	—	$4,228

	$4,380	$452	$72	$24	$—	$4,928

     Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.
5. Income Tax
     The Company recorded income tax expense of $158 and $247 for the three months ended September 30, 2006 and 2005, respectively. The Company recorded income tax benefit of $537 and income tax expense of $957 for the nine months ended September 30, 2006 and 2005, respectively. In 2006, the Company lowered its estimated annual effective tax rate to 8% due to a change in enacted applicable foreign tax rates retroactive to May 2005. Accordingly, the change in rate changed the likelihood of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense between 2005 and March 31, 2006.
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
     We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. We generated net revenue of $43.9 million, $53.9 million, and $53.3 million in 2004, 2005, and the nine months ended September 30, 2006, respectively. When evaluating our net revenue, we categorize our sales into four major markets: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon historical estimates or assumptions regarding the actual incorporation of our products sold to distributors or other outsourced suppliers into the systems of the original equipment manufacturers, original design manufacturers, contract equipment manufacturers or merchant power supply manufacturers for each particular market. For the first nine months of 2006, our net revenue was primarily derived from sales in the server and storage market, with a smaller percentage of net revenue coming from sales in the networking and communications market. We earned net income on an annual basis for the first time in 2004. We generated net income of $5.1 million, $5.4 million, and $3.5 million in 2004, 2005, and the nine months ended September 30, 2006, respectively. As of September 30, 2006, we had an accumulated deficit of $34.8 million.
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

	Three Months Ended
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2006	2006	2006	2005	2005
Net revenue (in thousands)	$20,113	$17,580	$15,652	$13,541	$12,509

As a percent of net revenue:
GAAP Gross margin	52%	50%	51%	51%	53%
Add: Stock-based compensation	* %	* %	* %	* %	* %

Non-GAAP Gross margin	52%	50%	51%	51%	53%

GAAP Income from operations	7%	0%	1%	9%	4%
Add: Stock-based compensation	5%	5%	8%	(1)%	1%

Non-GAAP Income from operations	12%	5%	9%	8%	5%

*	Stock-based compensation did not have an effect as a percent of revenue.
     Our sales and accounts receivable are concentrated with a small group of customers. In the three months ended September 30, 2006, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 71% of our net revenue. The three customers consist of an original equipment manufacturer, or OEM, and two distributors. In the three months ended September 30, 2005, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 73% of our net revenue. One was an OEM, two were distributors and one was a power-supply manufacturer. If we were to lose or experience a significant reduction in sales to one or more of our key customers or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

     A portion of our revenues come from orders received and shipped within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 25% and 35% and between 45% and 55% of net revenue in the third quarters of 2006 and 2005, respectively.
     Because demand for our products is influenced by demand for our customers’ products, our revenue will depend on the timing, size, and speed of commercial introductions of systems that use our products, which is inherently difficult to forecast, as well as the ongoing demand for previously introduced systems. Currently, an increasing percentage of our net revenue is derived from the sale of our products to customers that are ramping production of their products, making forecasting our revenue more difficult. In addition, demand for our products is influenced by our customers’ management of their own inventory. Our sales to distributors and outsourced suppliers such as original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, are subject to higher risk and may be more volatile because they service demand from other companies which is more difficult to forecast accurately.
     The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements. We anticipate that, as the number of orders for our products increase, we may enter into longer term agreements with our customers, which agreements may contain terms and conditions that are more burdensome to us or that may create additional potential liabilities for us. Generally, our current practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. Specifically, in the near term we will need to successfully ramp several new products to production in new manufacturing and assembly processes in order to service the growing demand for our products and if we fail to do so our revenue could suffer. For these reasons, backlog has limited value as a predictor of future revenues.
     While our limited operating history and recent growth make it difficult for us to assess the impact of seasonal factors on our business, we expect our business to be subject to varying order patterns. We tend to experience a seasonally strong fourth quarter due to year-end purchasing of electronic equipment. In addition, over time we expect more of our revenue to come from consumer-oriented applications. In these applications, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. We tend to experience a seasonally weak first quarter due to the lunar new year holiday in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations.
     We typically sell directly through our internal sales force to customers in North America, and both directly and indirectly through distributors in other locations. During the third quarter of 2006, sales to international distributors represented approximately 33% of net revenue, compared to approximately 35% in the third quarter of 2005. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.
     Our gross margins have historically varied significantly, and while our margins have improved in the current quarter from the prior quarter as a result of the ongoing ramp in our new generation of products, we believe that such margins may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, new product ramps, manufacturing volumes and yields, and inventory and overhead costs. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs generally decrease as manufacturing efficiency improves. In addition, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.
     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk and, in the event of an inventory write-down, a potential material adverse impact on our gross margins. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.1 turns in the third quarter of 2006 compared to 4.4 turns in the third quarter of 2005. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.
     While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue over time. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. In the near term, we believe our expenditures on research and development are likely to remain higher than historical levels as we develop products for new applications and develop more derivative products for the current generation of our technology. Our selling, general and administrative expenses are expected to grow in absolute dollars and may grow as a percentage of revenue as we invest in additional sales resources and continue to put in place the corporate infrastructure needed to support our growing operations.
     Our effective tax rate has fluctuated based on our changing assessment of the mix of income and losses between domestic and international operations. We expect that both this mix as well as the statutory rates we are subject to internationally may change over time, resulting in changes in our effective tax rate and reported income tax expense. Our deferred tax assets are nearly fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods.
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

Income Taxes. Income tax expense is based on our annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.
Critical Accounting Policies
     Other than the policy associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R discussed below, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2006 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 3, 2006.
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
     In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. In addition, due to the limited trading history and illiquidity of our securities, estimating the inputs of a valuation model is difficult. We use the Black Scholes formula in estimating the fair value of stock-based compensation at the date of grant. The Black Scholes formula and SFAS No. 123R requires us to estimate key inputs to the formula such as expected term, volatility and forfeiture rates that determine the stock-based compensation expense. The estimate of these key inputs is based on historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we considered the historical volatility of our stock and implied volatility on traded options on our stock. However, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also considered the implied volatility on a group of peer companies to develop our estimate as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. For the purposes of determining the expected term of option grants, we analyze expected exercise behavior of two employee groupings. To estimate the expected term of options granted to each group, we considered the contractual life and vesting period of the option and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	48	47	49	44

Gross margin	52	53	51	56
Operating expenses:
Research and development	30	32	32	29
Selling, general and administrative	15	17	16	17

Total operating expenses	45	49	48	46

Income from operations	7	4	3	10
Interest and other income, net	3	3	3	2

Income before income taxes	10	7	6	12
Income tax expense / (benefit)	1	2	(1)	2

Net Income	9%	5%	7%	10%

Comparison of Quarter Ended September 30, 2006 to Quarter Ended September 30, 2005
Net Revenue. Net revenue was $20.1 million in the three months ended September 30, 2006 and $12.5 million in the three months ended September 30, 2005, an increase of 61%. Unit volume of shipments for the three months ended September 30, 2006 increased 79% compared to the three months ended September 30, 2005. The increase in net revenue was primarily due to an approximately $6.4 million increase in net revenue in the server and storage market and an approximately $1.1 million increase in net revenue in the desktop and workstation market.
Cost of Revenue and Gross Margin. Cost of revenue was $9.7 million for the three months ended September 30, 2006 and $5.9 million for the three months ended September 30, 2005, an increase of 64%. Gross margin was $10.4 million for the three months ended September 30, 2006 and $6.6 million for the three months ended September 30, 2005, an increase of 58%. Gross margin as a percent of net revenue was 52% for the three months ended September 30, 2006 and 53% for the three months ended September 30, 2005. The decrease in gross margin as a percent of net revenue was primarily due to higher production levels of newer products at higher unit costs.
Research and Development. Research and development expenses were $6.1 million for the three months ended September 30, 2006 and $4.0 million for the three months ended September 30, 2005, an increase of 52%. The increase was primarily due to a $0.6 million increase in prototype and product development expenses, a $0.6 million increase in wages and related expenses, and a $0.4 million increase in stock-based compensation as a result of the adoption of SFAS No. 123R.
Selling, General and Administrative. Selling, general and administrative expenses were $2.9 million for the three months ended September 30, 2006 and $2.0 million for the three months ended September 30, 2005, an increase of 44%. The increase was primarily due to a $0.4 million increase in stock-based compensation as a result of the adoption of SFAS No. 123R and an increase of $0.4 million in wage and related expenses.
Income Tax. Income tax expense was $0.2 million for the three months ended September 30, 2006 and 2005.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
Net Revenue. Net revenue was $53.3 million in the nine months ended September 30, 2006 and $40.3 million in the nine months ended September 30, 2005, an increase of 32%. Unit volume of shipments increased 47% in the nine months ended September 30, 2006 from the nine months ended September 30, 2005. The increase in net revenue was primarily due to an approximately $15.9 million increase in net revenue in the server and storage market.
Cost of Revenue and Gross Margin. Cost of revenue was $26.2 million for the nine months ended September 30, 2006 and $17.6 million for the nine months ended September 30, 2005, an increase of 49%. Gross margin was $27.1 million for the nine months ended September 30, 2006 and $22.7 million for the nine months ended September 30, 2005, an increase of 19%. Gross margin as a percent of net revenue was 51% for the nine months ended September 30, 2006 and 56% for the nine months ended September 30, 2005. The decrease in gross margin as a percent of net revenue was primarily due to higher production levels of newer products at higher unit costs.
Research and Development. Research and development expenses were $17.3 million for the nine months ended September 30, 2006 and $11.7 million for the nine months ended September 30, 2005, an increase of 48%. The increase was primarily due to a $1.6 million increase in stock-based compensation as a result of the implementation of SFAS No. 123R, a $1.5 million increase in wages and related expenses, and a $1.2 million increase in product development and prototype expenses.
Selling, General and Administrative. Selling, general and administrative expenses were $8.3 million for the nine months ended September 30, 2006 and $6.8 million for the nine months ended September 30, 2005, an increase of 22%. The increase was primarily due to a $1.0 million increase in stock-based compensation as a result of the implementation of SFAS No. 123R and a $0.9 million increase in employee expenses due to higher compensation, partially offset by a $0.4 million decrease in professional services from the prior year’s Sarbanes-Oxley compliance efforts.
Income Tax. Income tax benefit was $0.5 million for the nine months ended September 30, 2006 and an expense of $1.0 million for the nine months ended September 30, 2005. In 2006, we lowered our estimated annual effective tax rate due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense in 2005.
Liquidity and Capital Resources
     As of September 30, 2006, we had working capital of $61.9 million, including cash, cash equivalents and investments of $46.9 million, compared to working capital of $54.2 million, including cash, cash equivalents and investments of $47.9 million, as of December 31, 2005. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
     Our operating activities used $0.5 million for the nine months ended September 30, 2006. This was primarily due to increases in inventory of $5.0 million and accounts receivables of $4.4 million related to an increase in revenues, partially offset by net income of $7.9 million after adjusting for non-cash items included in net income and an increase in accounts payable of $1.1 million related to the increase in inventory. Net cash of $0.9 million was provided by operating activities for the nine months ended September 30, 2005. This was primarily due to a net income of $4.1 million and a $3.6 million increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable of $7.1 million.
     Our investing activities provided net cash of $2.8 million for the nine months ended September 30, 2006 from the maturity of short-term investments of $14.6 million, off-set by purchases of short-term investments of $9.9 million and the acquisition of property and equipment of $1.9 million. Our investing activities used net cash of $1.7 million for the nine months ended September 30, 2005 for the acquisition of property and equipment.
     Our financing activities provided $1.6 million for the nine months ended September 30, 2006 from the exercise of employee stock options and an offering under our employee stock purchase plan. Our financing activities provided $1.1 million for the nine months ended September 30, 2005 from the exercise of employee stock options and an offering under our employee stock purchase plan.
Contractual Obligations
     We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.
     The following table sets forth our contractual obligations as of September 30, 2006 (in thousands) and the years in which such obligations are expected to be settled:

					2010 and
	2006	2007	2008	2009	thereafter	Total
Future minimum lease commitments	$152	$452	$72	$24	$—	$700
Inventory purchase commitments	2,803	1,425	—	—	—	$4,228

	$2,955	$1,877	$72	$24	$—	$4,928

     Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.
Recent Accounting Pronouncements
     On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statement of operations. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Note 1 to our consolidated financial statements reports the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended September 30, 2005, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock based compensation.
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
     In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB No. 108 will be effective for the Company beginning in our annual financial statements in the year ending December 31, 2007. We are currently evaluating the impact of adopting SAB No. 108.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the nine months ended September 30, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 3, 2006. As of September 30, 2006, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking and money market accounts.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis. *
     We experienced profitability for the first time in 2004, following annual net losses in 2002 and 2003, and as of September 30, 2006, we had an accumulated deficit of $34.8 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated over such periods. Specifically, our annual net revenue increased 75% from $25.1 million in 2003 to $43.9 million in 2004. Net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005. Net revenue increased 32% from $40.3 million in the first nine months of 2005 to $53.3 million in the first nine months of 2006. The rate of our revenue growth may decrease and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our operating results. *
     In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:
•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our customers’ and distributors’ management of the inventory they hold;

•	changes in orders received and shipped during the quarter, or our turns business;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates

Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results. *
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2005, five customers each accounted for more than 10% of our net revenue and collectively accounted for 72% of our net revenue. For the nine months ended September 30, 2006, three customers accounted for more than 10% of our net revenue and collectively accounted for 64% of our net revenue. In addition, our accounts receivable tends to be concentrated with a small group of customers. We expect sales to a small number of customers to continue to account for a substantial portion of our net revenue and accounts receivable for the foreseeable future. Consolidation among our customers may increase our customer concentration. The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements, which generally allow customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. The loss of any of our major customers, the cancellation of any significant order or the delay or failure to collect amounts due from our major customers could materially adversely impact our operating results and financial position. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale in ways that are more burdensome to us or that may create additional liabilities for us. In addition, our operating results will be adversely affected if the electronic systems into which our relatively few customers incorporate our products are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them.
We depend on a limited number of markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed. *
     In 2005, most of our net revenue was derived from the sale of our products in the server and storage, desktop and workstation, and networking and communications markets. In the first nine months of 2006, most of our net revenue was derived from the sale of our products in the server and storage markets and sales in the networking and communications market. If the demand for our products in these markets declines, we would need to attempt to diversify our markets and our inability to do so in a timely and cost-effective manner would harm our business.
     In addition, we expect our business in these markets to be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia occurring between late-January and mid-February, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. We also address higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, digital televisions, digital video recorders, or DVRs, game consoles, graphics cards, hard disk drives, mobile phones, optical drives, personal digital assistants, or PDAs, portable digital music players, printers, set-top boxes, and wireless local area network cards, or WLAN cards. In these higher-volume markets, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products to address changes in demand, our operating results would be harmed.
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
     The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:
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
We have experienced, and may in the future experience, delays in the development and introduction of our products, which may harm our business and operating results. *
     The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, over the course of 2006 we have brought and expect to continue to bring new products to production in new manufacturing and assembly processes. In the second quarter of 2006, the Company had modified its manufacturing processes in anticipation of compliance with new international regulations governing the manufacture of lead-free versions of our products, and as a result of such compliance efforts, we had experienced delays with the release of such lead-free versions of our products. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.
Our products are highly complex and may require modifications to resolve undetected errors or failures and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of customers, a delay in market acceptance of our products, or product liability claims. *
     Our power management products are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may incur additional development, repair or replacement costs and we may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. We have experienced such excess costs related to our new products in new manufacturing and assembly processes and in particular with our production of lead-free versions of our new products. Also as a result, our credibility and the market acceptance of our products could be harmed. In the past, we have incurred costs in connection with the replacement of products due to a manufacturing defect in our products. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale and may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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
Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products, which could harm our business. *
     We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation, Samsung Electronics and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:
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
     In addition, these third party manufacturers may elect or may be forced to shut down particular facilities for reasons beyond our control, which may require us to transition the manufacturing of our products to other facilities of such third party manufacturer or to other third party manufacturers. Because we work with foundries to make specified modifications to their standard process technologies, transitioning the manufacturing of our products to other foundries or other facilities of an existing foundry can require process design changes and may require substantial lead time. Any such delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we are not able to obtain foundry capacity as required, our relationships with our customers would be harmed and our net revenue would likely decline.
We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue, and limit our growth. *
     We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering and STATSCHIPac, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed upon services or products as needed. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.
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
We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors. *
     The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as larger semiconductor manufacturers enter into our market space. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but are not limited to:
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
     We expect our competitors to continue to introduce new or enhanced products technologies with greater performance and improved pricing, which could cause our products to become obsolete or uncompetitive and harm our operating results.
We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline. *
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 39% of our net revenue in 2005 and 36% of our net revenues for the nine months ended September 30, 2006. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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
The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if system designers do not design our products into their electronic systems. *
     We devote significant time and resources in working with system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for system designers. If system designers do not design our products into their electronic systems, our business would be materially and adversely affected.
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
     Even if our products are selected for design into a particular electronic system, a substantial period of time will elapse before we generate revenue related to the significant expenses we have incurred. The reasons for this delay generally include, but are not limited to, the following:
•	it can typically take up to 12 months from the time our products are selected to complete the design process, and in some cases such design process may take substantially more time to complete;

•	it can typically take an additional six to 12 months to complete commercial introduction of the electronic systems that use our products, and in some cases such introduction may take substantially more time to complete, if they are introduced at all;

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems;

•	OEMs typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and

•	the development and commercial introduction of products incorporating new technology are frequently delayed.
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

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions, political instability, and currency fluctuations. *
     In 2005 and the first nine months of 2006, 94% and 93%, respectively, of our net revenue was attributable to customers located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will be generated by sales to customers in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:
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
     Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2005 and the first nine months of 2006 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.
     Our inability to overcome these risks could adversely affect our foreign operations, and some of our customers and suppliers, and could harm our business and operating results.
Environmental laws and regulations could cause a disruption in our business and operations. *
     We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including semiconductors, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment is responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, Inc., STATS ChipPAC Ltd., and ASE Inc., timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. We have in the past experienced delays with the release of lead-free versions of our products in compliance with RoHS, and any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with the legislation, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property. *
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2006, we had 37 issued patents and 18 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to May 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.
     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us take steps that may be harmful to our business, including, but not limited to:
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
     We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our operating and financial results, including, but not limited to:
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
     Investors may be unable to resell their shares at or above the purchase price and this could result in substantial losses for those investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:
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
Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders. *
     As of February 28, 2006, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 61% of our outstanding common stock and we believe such shareholders continue to hold a significant portion of the Company’s outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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

Dated: November 8, 2006	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand

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