Form 10-K
period 2006-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2007-03-08
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(510) 743-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Market on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was $166,541,719, based on a closing price of $15.26 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2007, there were 24,387,229 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets. Our core products are integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets that transform, regulate, deliver, and monitor the power consumed by digital semiconductors. Through our proprietary power system architecture and mixed-signal design techniques, we have integrated power, analog, and digital circuits onto a single complementary metal oxide silicon, or CMOS, semiconductor, thereby eliminating the need for a large number of discrete components required by conventional power management solutions. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, directly through our internal sales force or indirectly through distributors and outsourced suppliers.

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

Customers, Sales and Marketing

The electronics manufacturing industry is complex and disaggregated, with many electronic system designers relying upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We sell our products primarily to OEMs, ODMs, CEMs, and merchant power supply manufacturers through our internal sales force and indirectly through distributors.

Our sales are concentrated with a relatively small group of customers. In 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue. In 2005, IBM, Internix, Lite-On Technologies, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. In 2004, IBM, Metatech, nVidia and Lite-On Technologies each accounted for over 10% of our net revenue, and collectively accounted for 67% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the total demand generated by those significant customers, given that such customers may also be responsible for additional “indirect” demand from distributors and outsourced suppliers like ODMs, CEMs, and merchant power supply manufacturers who purchase our products pursuant to their business relationships with such significant customers. Our sales data also may not identify customers who may be significant, despite not directly accounting for 10% of our net revenue, in that such customers may also generate significant “indirect” demand from these distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

We typically sell directly through our internal sales force to customers in North America. We sell both directly through our internal sales force and indirectly through distributors internationally. International sales comprised 93%, 94% and 92% of our net revenue in 2006, 2005, and 2004, respectively.

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

We devote significant time and resources in working with electronic system designers to get our products designed into their systems. If electronic system designers do not design our products into their systems, our business would be materially and adversely affected. In addition, we often incur significant expenditures in the development of a new product without any assurance that electronic system designers will select our product for use in their systems. If we incur such expenditures and fail to be selected, our operating results will be adversely affected.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2006, our principal foundries and assembly and test subcontractors were located in Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan.

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

We believe we have the resources in place and sufficient manufacturing capacity at our subcontractors through our multiple sources of silicon wafer fabrication, assembly, and test to support our anticipated production requirements. However, none of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. If we do not successfully manage these relationships, the quality and volume of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue and negatively impact our growth.

Research and Development

Our research and development efforts are focused on strengthening our market position by continually enhancing our proprietary power system architecture and expanding our mixed-signal and system-level design capabilities, as well as advancing our CMOS wafer fabrication process expertise and enhance our packaging technologies. Through these efforts, we seek to introduce new products to address new market opportunities, to further reduce our design and manufacturing cost and to continue to improve the cost effectiveness, size, and performance of our solutions. If we are unable to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements, our business, operating results and financial condition would be negatively affected.

We have assembled a team of highly skilled engineers who have expertise in analog and mixed-signal design, power system design, process engineering, and package engineering to collaborate on research and development efforts. We have established a design center in Orange County that focuses on research and development work, and have also established a separate, dedicated group within our research and development organization that maintains forward-looking focus on new product architectures and future technologies. They work closely with our customers, partners, and suppliers to align technology roadmaps and conduct extensive research to enhance our future products.

Research and development expense was $23.0 million, $15.7 million, and $13.5 million in 2006, 2005, and 2004, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2006, we had 37 issued patents and 19 applications pending in the United States. These patents have expiration dates ranging from December 2017 to May 2025. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

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

Competition

The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including but not limited to:

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

We consider our primary competitors to include Analog Devices, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products, Semtech, and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. We believe we compete favorably on the basis of performance, integration, form factor and cost.

Employees

As of December 31, 2006, we had 151 full-time employees. There were 81 employees in research and development, 32 in sales, marketing and field services, 20 in general, administrative and finance, and 18 in operations support. We believe we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of January 31, 2007, are as follows:

Name	Age	Position

Jeffrey Staszak	53	President, Chief Executive Officer and Director
Greg Hildebrand	36	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
David Lidsky	40	Vice President of Design Engineering
William Numann	50	Vice President of Marketing
Anthony Stratakos	36	Vice President of Advanced Research and Development, Chief Technology Officer and Director
Craig Teuscher	39	Vice President of Sales and Applications Engineering
Daniel Wark	50	Vice President of Operations

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

Included below is a description of risk factors related to our business, provided to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this annual report on Form 10-K. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect the more important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.

Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.

We experienced profitability for the first time in 2004, following annual net losses from 1996 through 2003, and as of December 31, 2006, we had an accumulated deficit of $31.4 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated over such periods. Specifically, our annual net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005, and increased 38% to $74.6 million in 2006. We expect the rate of our revenue growth to decrease and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Our financial performance may also be affected by our ability to manage our operating expenses in connection with changes to our revenues. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our operating results.

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. Our commercial operations began in August 1996, our first products were not shipped until the first quarter of 2000 and many of our current products have been sold in significant quantities for only a short time. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders received and shipped during the quarter, or our turns business;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates

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

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue, and in 2005, IBM, Internix, Lite-On Technologies, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the total demand generated by those significant customers, given that such customers may also be responsible for additional “indirect” demand from distributors and outsourced suppliers like ODMs, CEMs, and merchant power supply manufacturers who purchase our products pursuant to their business relationships with such significant customers. Our sales data also may not identify customers who may be significant, despite not directly accounting for 10% of our net revenue, in that such customers may also generate significant “indirect” demand from these distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers either to which we sell directly or which generates demand at an intermediary to continue to account for a substantial portion of our net revenue for the foreseeable future. In addition, our accounts receivable tends to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

The markets in which we sell products, particularly in the workstation and desktop space, are prone to significant changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We believe we are currently experiencing such a reduction in demand from a key customer due to their inventory management issues which will materially adversely impact our financial results.

In addition, our operating results may be adversely affected by the terms and conditions of the orders we accept from our customers. The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements, which generally allow customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale in ways that are more burdensome to us or that may create additional liabilities for us. The cancellation of any significant order or the delay or failure to collect amounts due from our major customers could also materially adversely impact our operating results and financial position.

We depend on a limited number of markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.

In 2006, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not materialize, we would need to further diversify and expand our target markets and our inability to do so in a timely and cost-effective manner would harm our business.

In addition, our business in these markets has been subject to varying order patterns, and we expect business in new markets we enter into will similarly be subject to varying order patterns. In particular, our operating results have been negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. We also address higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, digital televisions, digital video recorders, or DVRs, game consoles, graphics cards, hard disk drives, mobile phones, optical drives, personal digital assistants, or PDAs, portable digital music players, printers, set-top boxes, and wireless local area network cards, or WLAN cards. In these higher-volume applications, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products or the levels of our operating expenses to address changes in demand, our operating results would be harmed.

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

The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if electronic system designers do not design our products into their electronic systems.

We devote significant time and resources in working with electronic system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for electronic system designers. If electronic system designers do not design our products into their systems, our business would be materially and adversely affected.

We often incur significant expenditures in the development of a new product without any assurance that electronic system designers will select our product for use in their electronic systems. If we incur such expenditures and fail to be selected, our operating results will be adversely affected. Furthermore, even if electronic system designers use our products in their electronic systems, we cannot be assured that these systems will be commercially successful or that we will receive any associated revenue.

Even if our products are selected for design into a particular electronic system, a substantial period of time will elapse before we generate revenue related to the significant expenses we have incurred. The reasons for this delay generally include, but are not limited to, the following:

•	it can typically take up to 12 months from the time our products are selected to complete the design process, and in some cases such design process may take substantially more time to complete;

•	it can typically take an additional six to 12 months to complete commercial introduction of the electronic systems that use our products, and in some cases such introduction may take substantially more time to complete, if they are introduced at all;

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems, which may also result in our products being excluded from the system design for reasons other than our design specifications;

•	OEMs typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and

•	the development and commercial introduction of products incorporating new technology are frequently delayed.

As a result, we may be unable to accurately forecast the volume and timing of our orders and revenue. In addition, incurring research and development expenses prior to generating revenue may cause our operating results to fluctuate significantly from period to period.

We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results. Our inventory levels increased to $12.6 million at December 31, 2006 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 2.9 turns in the fourth quarter of 2006 compared to 4.1 turns in the third quarter of 2006 and 6.2 turns in the fourth quarter of 2005. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results, and financial condition could be negatively affected.

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

The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, we expect to continue to bring new products to production in new manufacturing and assembly processes. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.

Our products are highly complex and may require modifications to resolve undetected errors or failures and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may incur additional development and replacement costs and we may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. We have experienced such excess costs related to our new products in new manufacturing and assembly processes and in particular with our production of lead-free versions of our new products. Also as a result, our credibility and the market acceptance of our products could be harmed. In the past, we have incurred costs in connection with the replacement of products due to a manufacturing defect in our products. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale and may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

Our products comprise only part of the complex electronic systems in which they are used. As a result, our products must operate according to specifications with the other components in the electronic system. If other components of the electronic system fail to operate properly with our products, we may be required to incur additional development time and costs to enable interoperability of our products with these other components and may not be able to sell our existing inventory resulting in additional cost of revenue and materially adversely affecting our financial results.

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

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 38% of our net revenue in 2006. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

A number of our customers are multinational corporations, with operations located throughout the world. In 2006, 93% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

•	cultural and language barriers;

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws and regulatory and tax environments, including the European Union’s Restrictions of Hazardous Substances (RoHS), which bans lead and certain other substances from products put on the market;

•	potentially longer and more difficult collection periods;

•	political instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	highly volatile economies in Asia;

•	difficulty in hiring qualified management, technical sales personnel, and applications engineers; and

•	less effective protection of intellectual property than is afforded to us in the United States.

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2006 were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

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

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2006, we had 37 issued patents and 19 patent applications pending in the United States. These U.S. patents have expiration dates ranging from December 2017 to May 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

Assertions by third parties of infringement by us or our vendors of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-

consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us take steps that may be harmful to our business, including, but not limited to:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

In addition, the third-party foundries or subcontractors that manufacture our products may also face litigation for claims of intellectual property. Although not directly creating liabilities for us, such litigation may cause such third parties to cease providing services to us, or may cause us to incur increased costs, either of which may harm our business.

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

Our ability to successfully operate our business depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer and communications hardware necessary to operate our business is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, computer viruses, earthquakes and similar events, any of which may result in interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data or proprietary technical information. In addition, we expect to move our Fremont facility in 2007 and we may suffer delays for extended periods of time or may lose important data as a result. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any occurrence of any of the foregoing risks could substantially harm our business and results of operations.

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

The stock market in general, the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

As of January 31, 2007, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 64% of our outstanding common stock and we believe such stockholders continue to hold a significant portion of the Company’s outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 20,000 square feet in Fremont, California, under a lease that expires in the fourth quarter of 2007. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 6,500 square feet in Singapore under leases that expire between 2007 and 2009. We lease approximately 3,600 square feet in Orange County, California for use as a research and development facility pursuant to a lease that expires in 2009. We also lease properties throughout the United States, Asia and in Europe for use as sales, business development or applications support offices. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate foreseeable expansion of our operations.

Item 3.	Legal Proceedings

From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock is traded on the Nasdaq Global Market under the symbol “VLTR.” The following table sets forth the high and low sales prices (based on daily closing prices) of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low

Year ended December 31, 2006:
Fourth quarter ended December 31	$18.68	$14.52
Third quarter ended September 30	$16.40	$13.01
Second quarter ended June 30	$19.28	$13.70
First quarter ended March 31	$19.09	$14.67

Year ended December 31, 2005:
Fourth quarter ended December 31	$15.99	$10.70
Third quarter ended September 30	$15.06	$10.43
Second quarter ended June 30	$16.07	$9.60
First quarter ended March 31	$22.36	$11.72

The closing price for our common stock as reported by the Nasdaq Global Market on January 31, 2007 was $13.18 per share. As of January 31, 2007, there were approximately 549 stockholders of record of our common stock.

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

The consolidated statements of operations data for the years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002 are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)

Statements of Operations Data:
Net revenue	$74,588	$53,867	$43,935	$25,118	$15,674
Net income (loss)	$6,913	$5,406	$5,109	$(4,027)	$(9,234)
Basic net income (loss) per share	$0.29	$0.23	$0.40	$(0.74)	$(1.72)
Diluted net income (loss) per share	$0.26	$0.21	$0.22	$(0.74)	$(1.72)
Weighted average shares outstanding, basic	24,074	23,583	12,891	5,473	5,359
Weighted average shares outstanding, diluted	26,164	26,193	23,100	5,473	5,359

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheets Data:
Cash and investments	$51,791	$47,907	$44,733	$10,129	$10,148
Current assets	$79,135	$61,992	$52,690	$14,893	$16,832
Total assets	$83,703	$65,503	$54,138	$16,116	$18,163
Line of credit and long-term debt	$—	$—	$—	$1,800	$—
Convertible preferred stock	$—	$—	$—	$60,818	$60,325
Total stockholders’ equity (deficit)	$71,816	$57,760	$50,265	$(49,232)	$(45,471)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We commenced operations in 1996. From 1996 to 2000, we were primarily involved in developing our technology, recruiting personnel and raising capital. We made our first commercial shipments of products in 2000 and began to recognize revenue in the first quarter of 2001. Our annual net revenue was $43.9 million, $53.9 million and $74.6 million in 2004, 2005 and 2006, respectively. As of December 31, 2006, we had an accumulated deficit of $31.4 million. In 2006, we generated net income of $6.9 million compared to $5.4 million in 2005.

In reviewing our performance, we focus on the following key non-financial factors: customers and market penetration, product introductions and product performance. We evaluate our performance as to these non-financial factors against our internally developed goals. We also focus on the following key financial factors: net revenue, and as a percentage of net revenue, gross margin excluding stock-based compensation, and income from operations excluding stock-based compensation. We base management compensation in part on our net revenue and income from operations excluding stock-based compensation. Though not a replacement for GAAP measures of financial performance, we believe evaluating our ongoing operating results and in particular, making comparisons to similar companies, may be difficult if limited to reviewing only GAAP financial measures. In addition, because discounting future cash flows is a widely accepted method to value assets, and because the amounts of stock-based compensation expense represent permanent differences between income and cash flow, we believe it is useful to consider gross margin and income from operations without the effect of this non-cash item. The following table summarizes these key financial factors over the last five quarters:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,
	2006	2006	2006	2006	2005

Net revenue (in thousands)	$21,243	$20,113	$17,580	$15,652	$13,541
As a percent of net revenue:
GAAP Gross margin	56%	52%	50%	51%	51%
Add: Stock-based compensation	1%	*%	*%	*%	*%

Non-GAAP Gross margin	57%	52%	50%	51%	51%

GAAP Income from operations	14%	7%	0%	1%	9%
Add: Stock-based compensation	5%	5%	5%	8%	(1)%

Non-GAAP Income from operations	19%	12%	5%	9%	8%

*	Stock-based compensation did not have an effect as a percent of revenue.

When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates or assumptions regarding the actual incorporation of our products sold to distributors or other outsourced suppliers into the systems of the original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, or merchant power supply manufacturers for each particular market. In the fourth quarter of 2006, we estimate that 71% of our net revenue was derived from sales in the server and storage market, 17% from the workstation and desktop market and 12% from the networking and communications market. In the third quarter of 2006, we estimate that 83% of our net revenue was derived from sales in the server and storage market, 9% from the workstation and desktop market and 8% from the networking and communications market. In the fourth quarter of 2005, we estimate that 75% of our net revenue was derived from sales in the server and storage market, 10% from the workstation and desktop market and 10% from the networking and communications market.

Our sales and accounts receivable are concentrated with a small group of customers. In 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue. In 2005, IBM, Internix, Lite-On Technologies, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the total demand generated by those significant customers, given that such customers may also be responsible for additional “indirect” demand from distributors and outsourced suppliers like ODMs, CEMs, and merchant power supply manufacturers who purchase our products pursuant to their business relationships with such significant customers. Our sales data also may not identify customers who may be significant, despite not directly accounting for 10% of our net revenue, in that such customers may also generate significant “indirect” demand from these distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

Because demand for our products is influenced by demand for our customers’ products, our revenue will depend on the timing, size, and speed of commercial introductions of systems that use our products, which is inherently difficult to forecast, as well as the ongoing demand for previously introduced systems. A number of our customers’ applications, particularly in the desktop and workstation markets, are subject to short product cycles and prone to significant changes in demand, making it inherently difficult to accurately forecast demand for such applications and in any period, fluctuations in demand could materially affect our operating results. In addition, demand for our products is influenced by our customers’ management of their own inventory. We believe that currently we are experiencing a decrease in demand for our products due to a significant customer holding inventory in excess of current demand which will materially adversely impact our near-term operating results. Our sales to distributors and outsourced suppliers such as ODMs, CEMs, and merchant power supply manufacturers, are subject to higher risk and may be more volatile because they service demand from other companies which is more difficult to forecast accurately.

A portion of our revenues come from orders received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 25% and 35% of net revenue in the fourth quarter of 2006, compared to turns business between 25% and 35% of net revenue in third quarter of 2006 and between 45% and 55% of net revenue in the fourth quarter of 2005. We believe our turns business will increase in the first quarter of 2007. As our turns business increases, forecasting revenue becomes more difficult.

The sales of our products are generally made pursuant to standard purchase orders rather than long-term agreements. Generally, our current practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues. In addition, in the future, we may enter into longer term agreements with our customers, which may contain other terms and conditions that are more burdensome to us or that may create additional potential liabilities for us.

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

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. During the fourth quarter of 2006, sales to international distributors represented 48% of net revenue, compared to 33% in the third quarter of 2006 and 42% in the fourth quarter of 2005. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales through distributors typically result in lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.

Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, the levels of sales to distributors, new product ramps, manufacturing volumes and yields, and inventory and overhead costs. In particular, as we work to reduce the high inventory levels we held at the end of the fourth quarter of 2006 we will experience higher overhead costs which will adversely influence gross margins in 2007. In addition, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk and, in the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains undetected errors and must be scrapped, a potential material adverse impact on our cost of revenue and gross margins. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels increased to $12.6 million at December 31, 2006 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 2.9 turns in the fourth quarter of 2006 compared to 4.1 turns in the third quarter of 2006 and 6.2 turns in the fourth quarter of 2005. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue over time. In the near term however, we expect operating expenses to increase as a percentage of sales due to declining net revenues. Our research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our selling, general and administrative expenses are expected to grow as we invest in additional sales resources and continue to put in place the corporate infrastructure needed to support our growing operations.

Our effective tax rate has fluctuated based on the mix of income and losses between domestic and foreign operations and changing assessments of statutory tax rates. The effective tax rate on our domestic income is currently significantly lower than statutory rates because we utilize net operating loss carry-forwards from which no previous benefit had been recognized to offset taxable income. Our domestic deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable domestic operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our mix of income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in increases in our effective tax rate and reported income tax expense.

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

Research and Development.  Research and development expense consists primarily of compensation and related costs for employees involved in the design and development of our products, prototyping and other development expense, and the depreciation costs related to equipment being used for research and development. All research and development costs are expensed as incurred.

Selling, General and Administrative.  Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in general management, sales and marketing, finance, and information technology, as well as travel and entertainment expenses, professional services expenses, and insurance expenses.

Income Taxes.  Income tax expense is based on our annual effective tax rate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Our annual effective tax rate is based on the mix of income between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns and allowances, inventory valuation, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different conditions.

We believe the following critical accounting policies involve more significant judgments used in the preparation of our financial statements.

Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service has been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criterion (1) is based on a purchase order received from the customer. Determination of criterion (2) is based on shipment when title transfers to the customer. Determinations of criteria (3) and (4) are based on the fixed price charged for products delivered adjusted for any applicable discounts and management’s judgment regarding the collectibility of the amounts billed. Should changes in conditions cause management to determine these criteria are not met for certain transactions, revenue recognized for any reporting period could be adversely impacted.

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

Income Taxes.  We account for income taxes under the provisions of SFAS No. 109. Under this method, we determine deferred tax assets and liabilities based upon the difference between the amounts of assets and liabilities reported in the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains, and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or tax strategies and to the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. We established a full valuation allowance against our domestic deferred tax assets for all periods since inception. If we continue to record profitable domestic operations, a reduction to our recorded valuation allowance may occur in future periods, which would likely result in an income tax benefit in the period of reduction and increase to our effective tax rate in subsequent periods.

Stock-based Compensation.  Prior to 2006, we applied the intrinsic-value method of accounting for employee stock-based compensation as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25, to account for our stock options. Under this method, compensation expense was recorded only if the deemed fair value of the underlying stock exceeded the exercise price on the date of grant.

Beginning in 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R, Share-Based Payment. Under SFAS No. 123R, compensation cost is calculated on the date of grant based on the estimated fair value of the grant. For grants made prior to January 1, 2006, the compensation cost is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. For grants made on or after January 1, 2006, the compensation cost is amortized on a straight-line basis over the vesting period.

In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. We use the Black-Scholes formula in estimating the fair value of stock-based compensation at the date of grant. The Black-Scholes formula and SFAS No. 123R requires us to estimate key inputs to the formula such as expected term, volatility, and forfeiture rates that determine the stock-based compensation expense. We estimate these key inputs using historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. However, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also consider the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Net revenue	100%	100%	100%
Cost of revenue	48	45	45

Gross margin	52	55	55
Operating expenses:
Research and development	31	29	31
Selling, general and administrative	16	16	13

Total operating expenses	47	45	44

Income from operations	5	10	11
Interest and other income, net	3	2	1

Income before income taxes	8	12	12
Income tax expense	(1)	2	—

Net Income	9%	10%	12%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Net Revenue.  Net revenue was $74.6 million in 2006 and $53.9 million in 2005, an increase of 38%. Volume of shipments increased 47% for 2006 as compared to 2005. The increase in net revenue was primarily due to higher sales in the server and storage market.

Cost of Revenue and Gross Margin.  Cost of revenue was $35.5 million in 2006 and $24.2 million in 2005. Cost of revenue increased primarily due to the increased volume of shipments. Gross margin was $39.1 million in 2006 and $29.6 million in 2005, an increase of 32%. Gross margin as a percent of net revenue was 52% in 2006, and 55% in 2005, a decrease of 3% due primarily to higher average unit costs associated with the ramp to production of new products.

Research and Development.  Research and development expenses were $23.0 million in 2006 and $15.7 million in 2005, an increase of 46%. The increase was primarily due to a $2.3 million increase in stock-based compensation as a result of the adoption of SFAS No. 123R, a $1.8 million increase in wages and related expenses, and a $1.5 million increase in product development and prototype expenses.

Selling, General and Administrative.  Selling, general and administrative expenses were $11.7 million in 2006 and $8.6 million in 2005, an increase of 36%. The increase was primarily due to a $1.5 million increase in stock-based compensation as a result of the adoption of SFAS No. 123R and a $1.5 million increase in wage related expenditures.

Income Tax.  Income tax benefit was $0.5 million in 2006 and an expense of $1.2 million in 2005. In 2006, we lowered our estimated annual effective tax rate due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense in 2005. Excluding the effect of this reversal, our annual effective tax rate in 2006 was 9% compared to 18% in 2005. The decrease in our effective tax rate was primarily due to decreases in foreign tax obligations.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Net Revenue.  Net revenue was $53.9 million in 2005 and $43.9 million in 2004, an increase of 23%. Volume of shipments increased 34% for 2005 as compared to 2004. The increase in net revenue was primarily due to higher sales in the server and storage market.

Cost of Revenue and Gross Margin.  Cost of revenue was $24.2 million in 2005 and $19.7 million in 2004. Cost of revenue increased primarily due to the increased volume of shipments. Gross margin was $29.6 million in 2005 and $24.3 million in 2004, an increase of 22%. Gross margin as a percent of net revenue was 55% in 2005, even with 2004.

Research and Development.  Research and development expenses were $15.7 million in 2005 and $13.5 million in 2004, an increase of 17%. The increase was primarily due to prototype and product development expenses, which increased by $1.3 million and wage and related expenditures, which increased by $0.9 million, partially offset by a $0.3 million decrease in stock-based compensation due to the company’s accelerated amortization of deferred stock based compensation charges from 2004 under the graded vesting method resulting in a smaller charge in subsequent years.

Selling, General and Administrative.  Selling, general and administrative expenses were $8.6 million in 2005 and $5.8 million in 2004, an increase of 48%. The increase was primarily due to professional services expenses, which increased by $1.2 million and finance expenses which increased by $0.5 million. These expenditures were related to the higher costs of being a public company including the cost of director’s and officer’s insurance and Sarbanes-Oxley and securities law compliance generally. In addition, wage and related expenditures increased $0.8 million.

Income Tax.  Income tax expense was $1.2 million in 2005 and $0.2 million in 2004. Income tax expense in 2005 is based on our effective tax rate of 18%, an increase from 4% in 2004. The increase in our effective tax rate was primarily due to increases in foreign tax obligations. Our effective tax rate in 2005 and 2004 was significantly less than statutory rates because we utilized net operating loss carry-forwards, from which no previous benefit had been recognized to offset taxable income in the U.S.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital of $67.2 million, including cash, cash equivalents, and short-term investments of $51.8 million. We generated $3.9 million of cash, cash equivalents, and short-term investments in 2006. We currently have no debt and believe that our current cash, cash equivalents, and investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the foreseeable future.

Our operating activities provided net cash of $4.0 million, $3.9 million, and $4.4 million in 2006, 2005, and 2004 respectively. The primary sources of cash from operations in 2006 were net income providing $12.9 million after adjusting for non-cash items included in net income and increases in accounts payable of $4.2 million, partially offset by increases in inventory of $8.2 million and accounts receivable of $4.4 million. Higher sales levels in 2006 resulted in increases in inventory and accounts receivable as well as higher production resulting in increases in accounts payable balances. The primary sources of cash from operations in 2005 were $6.1 million in net income after adjusting for non-cash items and increases in accounts payable of $2.5 million, offset by increases in accounts receivable of $6.6 million. At the end of 2004 accounts receivable balances were unusually low due the timing of shipments in the fourth quarter of 2004 and the increase in 2005 reflects a return to more normal levels relative to our sales. The primary sources of cash from operations in 2004 were $6.3 million in net income after adjusting for non-cash items and increases in accrued liabilities of $1.2 million, offset by increases in inventory of $3.1 million. The increase in inventory was related to our increasing levels of sales in 2004.

Our investing activities provided net cash of $2.1 million in 2006, compared to net cash of $2.3 million in 2005 and net cash used by investing of $20.6 million in 2004. The primary source of cash from investing in 2006 was the net maturity of short-term investments of $4.8 million offset by $2.7 million of purchases of equipment and computer hardware, principally related to server backup system and test equipment. In 2005, the net maturity of short-term investments was $5.1 million offset by purchases of equipment of $2.8 million which was related to our upgrade of information systems. In 2004, we purchased $19.8 million of short-term investments using the proceeds of our initial public offering. Other cash used in investing activities during these periods was primarily for the acquisition of property and equipment.

Our financing activities provided net cash of $2.7 million, $1.8 million, and $31.0 million in 2006, 2005, and 2004, respectively. The primary sources of cash from financing in 2006 and 2005 were sales of securities under our stock option and employee stock purchase plans. In 2004, we received net proceeds of $31.9 million from our initial public offering. In addition, proceeds of $0.9 million were received from the issuance of common stock in connection with employee exercises of stock options, partially offset by net payments on a line of credit of $1.8 million.

Contractual Obligations

We depend entirely upon third party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we must order these materials well in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months of shipment.

The following table sets forth our contractual obligations as of December 31, 2006 and the years in which such obligations are expected to be settled (in thousands):

				2010 and
	2007	2008	2009	Thereafter	Total

Future minimum lease commitments	$534	$138	$72	$—	$744
Inventory purchase commitments	1,997	—	—	—	1,997

	$2,531	$138	$72	$—	$2,741

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatement. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will be effective beginning in 2007. The adoption of FIN No. 48 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical over the requisite service period. We currently accrue the cost of compensated absences for sabbatical programs when an eligible employee completes the requisite service period, which is ten years of service. We are required to apply the provisions of EITF No. 06-2 beginning in 2007. EITF No. 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings. We are currently evaluating the financial impact of this guidance and the method of adoption which will be used.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of December 31, 2006, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in savings and money market accounts.

Our sales outside the United States are principally transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$41,814	$32,955
Short-term investments	9,977	14,952
Accounts receivable, net of allowances of $538 and $654, respectively	13,294	8,711
Inventory	12,589	4,283
Prepaid expenses and other current assets	1,461	1,091

Total current assets	79,135	61,992
Property and equipment, net	4,514	3,477
Other assets	54	34

Total assets	$83,703	$65,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,510	$4,267
Accrued liabilities	3,377	3,476

Total current liabilities	11,887	7,743
Commitments (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,385,362 and 23,820,330 shares issued and outstanding, respectively	24	24
Additional paid-in capital	103,181	96,227
Deferred stock-based compensation	—	(189)
Accumulated deficit	(31,389)	(38,302)

Total stockholders’ equity	71,816	57,760

Total liabilities and stockholders’ equity	$83,703	$65,503

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Net revenue	$74,588	$53,867	$43,935
Cost of revenue(*)	35,494	24,235	19,663

Gross margin	39,094	29,632	24,272
Operating expenses:
Research and development(*)	23,007	15,720	13,464
Selling, general and administrative(*)	11,664	8,558	5,836

Total operating expenses	34,671	24,278	19,300
Income from operations	4,423	5,354	4,972

Interest and other income	2,067	1,288	385
Interest and other expense	(58)	(30)	(14)

Income before income taxes	6,432	6,612	5,343
Income tax (benefit)/expense	(481)	1,206	234

Net income	$6,913	$5,406	$5,109

Basic net income per share	$0.29	$0.23	$0.40

Shares used in computing basic net income per share	24,074	23,583	12,891

Diluted net income per share	$0.26	$0.21	$0.22

Shares used in computing diluted net income per share	26,164	26,193	23,100

(*) Includes stock-based compensation expense as follows:
Cost of revenue	$275	$16	$28
Research and development	2,376	87	402
Selling, general and administrative	1,653	142	252

Total stock-based compensation expense	$4,304	$245	$682

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$6,913	$5,406	$5,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,613	703	514
Accretion of discount in debt securities	211	(243)	—
Provision for doubtful accounts	(152)	—	22
Loss on disposal of fixed assets and other	4	19	(4)
Interest income on stockholder notes receivable	—	—	(53)
Stock-based compensation	4,304	245	682
Changes in operating assets and liabilities:
Accounts receivable	(4,431)	(6,614)	311
Inventory	(8,200)	851	(3,132)
Deferred tax assets	44	(85)	—
Prepaid expenses and other current assets	(434)	(280)	(394)
Accounts payable	4,243	2,499	147
Accrued liabilities	(99)	1,371	1,187

Net cash provided by operating activities	4,016	3,872	4,389

Cash flows from investing activities:
Purchases of property and equipment	(2,654)	(2,785)	(739)
Purchases of short-term investments	(9,854)	(14,618)	(19,838)
Proceeds from maturity of short-term investments	14,618	19,747	—

Net cash provided (used) by investing activities	2,110	2,344	(20,577)

Cash flows from financing activities:
Borrowings under line of credit	—	—	3,350
Payments on line of credit	—	—	(5,150)
Proceeds from initial public offering, net of offering expenses	—	—	31,885
Proceeds from issuance of common stock, net	2,733	1,844	869

Net cash provided by financing activities	2,733	1,844	30,954

Net increase in cash and cash equivalents	8,859	8,060	14,766
Cash and cash equivalents, beginning of period	32,955	24,895	10,129

Cash and cash equivalents, end of period	$41,814	$32,955	$24,895

Supplemental disclosure of cash flows:
Cash paid for income taxes	$909	$189	$294
Supplemental disclosure of non-cash investing and financing activities:
Decrease in liability for early option exercises, net	$—	$—	$(192)
Repurchase of common stock in connection with cancellation of notes receivable from stockholders	$—	$—	$1,634
Conversion of convertible preferred stock to common stock	$—	$—	$60,818

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2006, 2005, and 2004
(In thousands, except share amounts)

					Notes		Total
			Additional	Deferred	Receivable		Stockholders’
	Common Stock		Paid-in	Stock-based	from	Accumulated	Equity
	Shares	Dollars	Capital	Compensation	Stockholders	Deficit	(Deficit)

Balances as of December 31, 2003	5,534,598	$6	$1,156	$—	$(1,581)	$(48,817)	$(49,236)
Common stock issued for cash under stock option plans, net of repurchases	366,003	—	1,060	—	—	—	1,060
Deferred stock-based compensation	—	—	917	(917)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	455	—	—	455
Stock-based compensation to non-employees	—	—	227	—	—	—	227
Interest income on stockholder receivables	—	—	—	—	(53)	—	(53)
Repurchase of common stock in retirement of notes receivable	(327,500)	—	(1,634)	—	1,634	—	—
Initial public offering, net of costs	4,558,601	4	31,881	—	—	—	31,885
Conversion of preferred stock	13,038,133	13	60,805	—	—	—	60,818
Warrants net exercised	166,330	—	—	—	—	—	—
Net income	—	—	—	—	—	5,109	5,109

Balances as of December 31, 2004	23,336,165	23	94,412	(462)	—	(43,708)	50,265
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	484,165	1	1,843	—	—	—	1,844
Amortization of deferred stock-based compensation	—	—	—	195	—	—	195
Deferred stock-based compensation for forfeited awards	—	—	(78)	78	—	—	—
Stock-based compensation to non-employees	—	—	50	—	—	—	50
Net income	—	—	—	—	—	5,406	5,406

Balances as of December 31, 2005	23,820,330	24	96,227	(189)	—	(38,302)	57,760
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	565,032	—	2,733	—	—	—	2,733
Stock-based compensation	—	—	4,410	—	—	—	4,410
Adoption of SFAS No. 123R	—	—	(189)	189	—	—	—
Net income	—	—	—	—	—	6,913	6,913

Balances as of December 31, 2006	24,385,362	$24	$103,181	$—	$—	$(31,389)	$71,816

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

	As of December 31,
	2006	2005

Amortized cost	$9,977	$14,952
Unrealized gains	4	—
Unrealized losses	(2)	(33)

Fair value	$9,979	$14,919

All investments in debt securities were included in short-term investments at December 31, 2006 and 2005.

The Company sells its products to international distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking, and consumer electronic industries. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for when it is probable and estimable that accounts receivable will not be collected.

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

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2006	2005	2004	2006	2005

A	35%	26%	20%	25%	23%
B	16%	12%	17%	16%	10%
C	14%	12%	*	28%	28%
D	*	11%	*	*	11%
E	*	10%	15%	*	*
F	*	*	15%	*	*
G	*	*	*	13%	*

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2006	2005	2004

Singapore	49%	44%	37%
China	26%	22%	29%
Taiwan	8%	9%	14%
United States	7%	6%	8%
Japan	4%	11%	7%
Other	6%	8%	5%

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income	$6,913	$5,406	$5,109

Denominator:
Weighted average shares outstanding, basic	24,073,587	23,583,135	12,891,066

Effect of dilutive securities:
Stock options	2,090,096	2,609,709	2,460,934
Convertible preferred stock	—	—	7,605,577
Convertible preferred warrants	—	—	142,462

Weighted average shares outstanding, diluted	26,163,683	26,192,844	23,100,039

Basic net income per share	$0.29	$0.23	$0.40

Diluted net income per share	$0.26	$0.21	$0.22

Stock options outstanding in the amount of 731,969, 767,400 and 110,600 shares for the twelve months ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of December 31, 2006 could dilute net income per share in the future.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(j) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Under SFAS No. 123R stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company previously applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The Company recorded employee stock-based compensation for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach prescribed by Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, to the straight-line method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated approach.

SFAS No. 123R was adopted using the modified prospective transition method. Under the modified prospective method, prior periods are not restated for the effect of SFAS No. 123R. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, deferred stock-based compensation of $189 as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into additional paid-in-capital upon the adoption of SFAS No. 123R.

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2006	2005	2004

Stock-based compensation	$4,410	$245	$682
Net change of amounts capitalized as inventory	(106)	—	—

Total stock-based compensation expense	4,304	245	682
Tax effect of stock-based compensation expense	—	—	—

Net effect on net income	$4,304	$245	$682

Effect on basic net income per share	$(0.18)	$(0.01)	$(0.05)

Effect on diluted net income per share	$(0.16)	$(0.01)	$(0.03)

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R prior to January 1, 2006:

	Year Ended December 31,
	2005	2004

Net income as reported	$5,406	$5,109
Add: stock-based compensation for employee awards included in the determination of net income, net of tax	159	455
Deduct: stock-based compensation for employee awards determined under fair value method, net of tax	(4,568)	(1,335)

Pro forma net income	$997	$4,229

Basic net income per share:
As reported	$0.23	$0.40

Pro forma	$0.04	$0.33

Diluted net income per share
As reported	$0.21	$0.22

Pro forma	$0.04	$0.18

The fair value of options granted under the Company’s stock option plans and rights granted under the 2004 Employee Stock Purchase Plan (ESPP) are estimated on the date of grant using the Black-Scholes valuation model. Expected volatility was estimated based on historical volatility of the Company’s stock, the implied volatility of traded options on the Company’s stock, the implied volatility of a peer group of companies, and other factors. Expected term was estimated based on the contractual life of the instrument, the vesting period of the grant, historical exercise behavior, and other factors. The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Expected life (in years)	4.1	4.0	4.0	0.5	0.5	—
Expected volatility	41%	51%	0-60%	42%	48%	—
Risk-free interest rates	4.7%	3.9%	3.0%	4.6%	3.6%	—
Expected dividend yield	—	—	—	—	—	—

The weighted-average grant-date fair value of stock options granted was $6.55, $5.91 and $3.21 during the years ended December 31, 2006, 2005, and 2004 respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $3.92 and $3.38 during the years ended December 31, 2006 and 2005. No such rights were granted in 2004.

(k) Comprehensive Income

Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2006, 2005, and 2004.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

3.	Inventory

Inventory consisted of the following:

	As of December 31,
	2006	2005

Work-in-process	$8,383	$2,219
Finished goods	4,206	2,064

	$12,589	$4,283

4.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2006	2005

Computer hardware	$1,464	$999
Computer software	4,431	4,244
Equipment and furniture	3,979	2,155
Leasehold improvements	731	634

	10,605	8,032
Less accumulated depreciation and amortization	(6,091)	(4,555)

	$4,514	$3,477

Depreciation and amortization expense was $1,614, $703, and $514 for the years ended December 31, 2006, 2005, and 2004, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2006	2005

Accrued compensation	$1,657	$893
Professional services	596	708
Other taxes payable	589	297
Income tax payable	225	1,255
Other accrued liabilities	310	323

	$3,377	$3,476

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2006, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2006 and 2005, no shares of preferred stock were outstanding

On July 8, 2004, the Company completed a one-for-two reverse stock split of the common and convertible preferred stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented to reflect the reverse stock split.

In August 2004, the Company sold 4,558,601 shares of its common stock in its initial public offering at an offering price of $8.00 per share. The Company received proceeds of $31.9 million, net of offering costs. In addition, upon the closing of the offering, 13,038,133 shares of convertible preferred stock were automatically converted to common stock on a one-for-one basis.

The Company has reserved shares of common stock for future issuance at December 31, 2006 as follows:

Stock options outstanding	5,274,124
Stock options available for future grants	3,911,930
Stock purchase plan	1,203,032

10,389,086

(b) Stock Option Plans

As of December 31, 2006, the Company had authorized 12,215,023 shares of common stock for issuance under the Company’s stock option plans; the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the plans during the years 2004, 2005, and 2006:

		Options Outstanding
			Weighted
	Options Available	Number	Average
	for Grant	of Shares	Exercise Price

Balances as of December 31, 2003	653,359	3,274,562	$2.77
Authorized	3,905,000	—	—
Granted	(1,226,930)	1,226,930	$7.51
Exercised	—	(283,632)	$3.08
Canceled	120,690	(120,690)	$3.90

Balances as of December 31, 2004	3,452,119	4,097,170	$4.13
Authorized	1,171,250	—	—
Granted	(1,229,685)	1,229,685	$13.33
Exercised	—	(416,304)	$2.86
Canceled	181,366	(181,366)	$8.44

Balances as of December 31, 2005	3,575,050	4,729,185	$6.47
Authorized	1,355,023	—	—
Granted	(1,236,163)	1,236,163	$16.83
Exercised	—	(473,204)	$3.46
Canceled	218,020	(218,020)	$12.71

Balances as of December 31, 2006	3,911,930	5,274,124	$8.90

The following table summarizes options outstanding as of December 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 0.05 - $ 4.00	2,116,607	4.4	$2.88	2,049,720	$2.86
$ 4.01 - $ 8.00	701,852	7.2	$6.06	436,570	$5.90
$ 8.01 - $12.00	585,452	8.3	$10.96	203,598	$10.58
$12.01 - $16.00	1,030,133	7.7	$14.35	257,295	$14.56
$16.01 - $24.95	840,080	8.6	$18.30	40,728	$19.05

$ 0.05 - $24.95	5,274,124	6.5	$8.90	2,987,911	$5.06

As of December 31, 2006, the weighted-average remaining contractual life for exercisable options was 5.4 years and the aggregate intrinsic value of options outstanding and exercisable was $32,195 and $29,706, respectively. The total intrinsic value of options exercised was $6,067, $4,329 and $1,642 during the years ended December 31, 2006, 2005, and 2004, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of non-vested options activity during the year ended December 31, 2006:

		Weighted
		Average Fair
Non-vested Options	Shares	Value

Outstanding at December 31, 2005	2,101,435	$4.62
Granted	1,236,163	$6.55
Vested	(835,135)	$4.27
Forfeited	(216,250)	$5.80

Outstanding at December 31, 2006	2,286,213	$5.68

As of December 31, 2006, there was $8,292 of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested was $3,546 and $1,486 during the years ended December 31, 2006 and 2005, respectively.

Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $917 was recorded during the year ended December 31, 2004, for the excess of fair value of the common stock underlying the options at the date of grant over the exercise price of the options. Amortization of deferred stock-based compensation related to employee grants was $195 and $455 during the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2004, options to purchase 30,000 shares and 22,500 shares of restricted stock were granted to non-employees. Compensation (benefit) expense resulting from these grants was $(70), $50, and $227 in the years ended December 31, 2006, 2005, and 2004, respectively.

(c)	Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2006, the Company had authorized 1,375,846 shares for issuance under the ESPP. The Company issued 99,328 and 73,486 shares at a weighted-average price of $11.05 and $9.19 per share pursuant to the ESPP during the years ended December 31, 2006 and 2005, respectively.

7.	Income Taxes

The components of income before income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004

United States	$904	$7,124	$8,658
Foreign	5,529	(512)	(3,315)

Income before income taxes	$6,433	$6,612	$5,343

Income tax (benefit) expense in 2006, 2005 and 2004 is comprised of federal, state, and foreign taxes. The Company incurred no material income tax expense and did not recognize any income tax benefits in periods prior to 2004. All state franchise taxes have been recorded in selling, general and administrative expense in prior periods.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax (benefit) expense are as follows:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$111	$34	$188
State	16	5	34
Foreign	(652)	1,252	12

	(525)	1,291	234
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	44	(85)	—

	44	(85)	—

Total income tax (benefit)/expense	$(481)	$1,206	$234

The reconciliation of expected income tax (benefit) expense computed by applying the statutory federal income tax rate to income before income taxes and actual income tax expense recorded is as follows:

	Year Ended December 31,
	2006	2005	2004

Income tax expense at statutory rate	$2,194	$2,250	$1,817
State tax, net of federal benefit	10	3	22
Foreign tax	(652)	1,252	12
Alternative minimum tax	—	—	188
Non-deductible expenses	21	88	127
Tax credits	(856)	(746)	(516)
Valuation allowance adjustments related to net operating losses and other	(1,547)	(1,641)	(1,416)
Stock based compensation	349	—	—

Total income tax (benefit)/expense	$(481)	$1,206	$234

The Company recognized an income tax benefit in the year ended December 31, 2006 due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense in the year ended December 31, 2005.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2005

Deferred tax assets:
Property and equipment	$87	$—
Accruals and reserves	1,607	784
Research and development and MIC credits	7,093	5,944
Capitalized research and development costs	5,167	7,187
Net operating loss carry-forwards	1,335	4,039

	15,289	17,954
Deferred tax liabilities:
Property and equipment	—	8
Valuation allowance	(15,248)	(17,861)

Net deferred tax assets	$41	$85

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. For periods prior to 2004, the Company incurred a pre-tax loss in each period since inception. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2006 and 2005. The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $15,248 and $17,861, respectively. The net change in the valuation allowance was a decrease of $2,613 and an increase of $433 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has net operating loss carry-forwards of approximately $13,018 for federal and $6,985 for state tax purposes. If not utilized, these carry-forwards will begin to expire in 2022 for federal tax purposes and 2010 for state tax purposes.

Pursuant to SFAS No. 123R, the Company maintains NOLs and credits generated from excess tax benefits associated with the accumulated stock award attributes in a memo account not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes is not recognized until the deduction reduces cash taxes payable. At December 31, 2006, the Company has unbenefited stock option deductions for federal and California purpose of $9,091 and $6,985 respectively. When utilized these amounts will result in a credit to stockholders’ equity. The Company has unutilized state tax credits of $95 related to SFAS No. 109, Accounting for Income Taxes, that when benefited will result in a credit to stockholders’ equity. These benefits will only be realized in accordance with SFAS No. 123R.

As of December 31, 2006, the Company has research credit carry-forwards of approximately $3,949 and $4,347 for federal and state tax purposes. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2016. The California credit can be carried forward indefinitely. As of December 31, 2006, the Company has state manufacturer investment tax credits (MIC) of $159, which begin to expire in 2009. As of December 31, 2006, the Company has a federal alternative minimum tax credit of $233, which can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carry-forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. As of December 31, 2006, the Company has determined that

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no ownership change has occurred that would result in limitations on the current and future utilization of its net operating loss carry-forwards.

8.	Commitments

The Company leases its facilities under operating lease agreements expiring between 2007 and 2009. Rent expense was $659, $509 and $485 for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2006 and the years in which such obligations are expected to be settled:

				2010 and
	2007	2008	2009	Thereafter	Total

Future minimum lease commitments	$534	$138	$72	$—	$744
Inventory purchase commitments	1,997	—	—	—	1,997

	$2,531	$138	$72	$—	$2,741

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

9.	Valuation and Qualifying Accounts

		Additions
		Deducted from
	Balance at	Revenue/		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period

Year ended December 31, 2006:
Allowance for doubtful accounts	$151	$(151)	$—	$—
Sales returns and allowances	$503	$1,636	$(1,601)	$538
Deferred tax asset valuation allowance	$17,861	$—	$(2,613)	$15,248

Year ended December 31, 2005:
Allowance for doubtful accounts	$151	$—	$—	$151
Sales returns and allowances	$951	$324	$(772)	$503
Deferred tax asset valuation allowance	$17,428	$433	$—	$17,861

Year ended December 31, 2004:
Allowance for doubtful accounts	$129	$22	$—	$151
Sales returns and allowances	$537	$900	$(486)	$951
Deferred tax asset valuation allowance	$20,919	$—	$(3,491)	$17,428

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$15,652	$17,580	$20,113	$21,243
Gross margin	$7,942	$8,746	$10,435	$11,971
Net income	$517	$1,244	$1,763	$3,390
Net income per share:
Basic	$0.02	$0.05	$0.07	$0.14
Diluted	$0.02	$0.05	$0.07	$0.13

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$14,631	$13,185	$12,509	$13,541
Gross margin	$8,233	$7,841	$6,631	$6,944
Net income	$2,309	$1,131	$638	$1,328
Net income per share:
Basic	$0.10	$0.05	$0.03	$0.06
Diluted	$0.09	$0.04	$0.02	$0.05

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 2(j) to the consolidated financial statements, in order to comply with the requirements of U.S. generally accepted accounting principles, Volterra Semiconductor Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006 using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 8, 2007

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations of the Effectiveness of Internal Controls

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Volterra Semiconductor Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting in Item 9A, that Volterra Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Volterra Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Volterra Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Volterra Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

As described in note 2(j) to the consolidated financial statements, in order to comply with the requirements of U.S. generally accepted accounting principles, Volterra Semiconductor Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006 using the modified prospective method.

/s/  KPMG LLP

Mountain View, California
March 8, 2007

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this item, including such information regarding our directors and executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, our code of ethics and corporate governance, is incorporated herein by reference from the Proxy Statement.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

See Note 9 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit
Number		Description Of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10	.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10	.3(3)*	1996 Stock Option Plan and forms of related agreements.
10	.4(5)*	2004 Equity Incentive Plan and forms of related agreements.
10	.5(6)*	2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10	.6*	2004 Employee Stock Purchase Plan.
10	.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10	.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10	.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10	.10(3)*	Offer letter between the Registrant and Daniel Wark, dated September 13, 2000.
10	.11(3)*	Offer letter between the Registrant and Anthony Stratakos, dated September 27, 1996.
10	.12(3)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10	.13(3)*	Offer letter between the Registrant and Greg Hildebrand, dated September 27, 1996.
10	.14(4)	Lease Agreement, dated June 23, 2000, between ProLogis Limited Partnership — I and the Registrant.
10	.15(5)	First Amendment to Lease Agreement, dated October 20, 2004, between ProLogis Limited Partnership — I and the Registrant.
10	.16(7)*	2007 Management Bonus Plan.
10	.17(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10	.18(9)*	Offer letter between the Registrant and Hamza Yilmaz, dated January 17, 2007.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(10)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(10)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.15 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2006, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 15, 2007, and incorporated by reference herein.

(8)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2007, and incorporated by reference herein.

(10)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.

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

Dated: March 8, 2007

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2007

/s/ GREG HILDEBRAND Greg Hildebrand	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2007

/s/ MEL FRIEDMAN Mel Friedman	Director	March 8, 2007

/s/ ALAN KING Alan King	Director	March 8, 2007

/s/ CHRISTOPHER PAISLEY Christopher Paisley	Director	March 8, 2007

/s/ EDWARD ROSS Edward Ross	Director	March 8, 2007

Signature	Title	Date

/s/ ANTHONY STRATAKOS Anthony Stratakos	Vice President and Director	March 8, 2007

/s/ EDWARD WINN Edward Winn	Director	March 8, 2007

EXHIBIT INDEX

Exhibit
Number		Description Of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10	.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10	.3(3)*	1996 Stock Option Plan and forms of related agreements.
10	.4(5)*	2004 Equity Incentive Plan and forms of related agreements.
10	.5(6)*	2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10	.6*	2004 Employee Stock Purchase Plan.
10	.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10	.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10	.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10	.10(3)*	Offer letter between the Registrant and Daniel Wark, dated September 13, 2000.
10	.11(3)*	Offer letter between the Registrant and Anthony Stratakos, dated September 27, 1996.
10	.12(3)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10	.13(3)*	Offer letter between the Registrant and Greg Hildebrand, dated September 27, 1996.
10	.14(4)	Lease Agreement, dated June 23, 2000, between ProLogis Limited Partnership — I and the Registrant.
10	.15(5)	First Amendment to Lease Agreement, dated October 20, 2004, between ProLogis Limited Partnership — I and the Registrant.
10	.16(7)*	2007 Management Bonus Plan.
10	.17(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10	.18(9)*	Offer letter between the Registrant and Hamza Yilmaz, dated January 13, 2007.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(10)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(10)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.15 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2006, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 15, 2007, and incorporated by reference herein.

(8)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2007, and incorporated by reference herein.

(10)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.