Form 10-Q
period 2007-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2007-05-01
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of March 31, 2007, the registrant had 24,480,182 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,900	$41,814
Short-term investments	10,037	9,977
Accounts receivable, net of allowances of $466 and $538, respectively	13,742	13,294
Inventory	12,897	12,589
Prepaid expenses and other current assets	1,008	1,461

Total current assets	78,584	79,135
Property and equipment, net	4,259	4,514
Other assets	55	54

Total assets	$82,898	$83,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,894	$8,510
Accrued liabilities	4,527	3,377

Total current liabilities	9,421	11,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 24,480 and 24,385 shares issued and outstanding, respectively	24	24
Additional paid-in capital	104,481	103,181
Accumulated deficit	(31,028)	(31,389)

Total stockholders’ equity	73,477	71,816

Total liabilities and stockholders’ equity	$82,898	$83,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenue	$17,553	$15,652
Cost of revenue	7,966	7,710

Gross margin	9,587	7,942

Operating expenses:
Research and development	6,072	5,178
Selling, general and administrative	3,458	2,585

Total operating expenses	9,530	7,763

Income from operations	57	179
Interest and other income	628	485
Interest and other expense	(20)	(20)

Income before income taxes	665	644
Income tax expense	49	127

Income before cumulative effect of accounting change	616	517
Cumulative effect of accounting change, net of income tax of $16 and $0, respectively	255	—

Net income	$361	$517

Net income per share:
Basic:
Net income per share before cumulative effect of accounting change	$0.02	$0.02
Cumulative effect of accounting change	0.01	—

Net income per share	$0.01	$0.02

Diluted:
Net income per share before cumulative effect of accounting change	$0.02	$0.02
Cumulative effect of accounting change	0.01	—

Net income per share	$0.01	$0.02

Weighted average shares outstanding:
Basic	24,432	23,868

Diluted	26,525	26,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$361	$517
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	1,176	1,201
Depreciation and amortization	470	330
Accretion of discount in debt securities	(58)	116
Provision for doubtful accounts	—	(152)
Changes in operating assets and liabilities:
Accounts receivable	(448)	(4,073)
Inventory	(277)	(407)
Prepaid expenses, other current, and other assets	452	(88)
Accounts payable	(3,616)	696
Accrued liabilities	1,150	938

Net cash used by operating activities	(790)	(922)

Cash flows from investing activities:
Purchases of property and equipment	(217)	(478)
Proceeds from maturity of short-term investments	—	4,845

Net cash (used) provided by investing activities	(217)	4,367

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93	171

Net cash provided by financing activities	93	171

Net (decrease) increase in cash and cash equivalents	(914)	3,616
Cash and cash equivalents, beginning of period	41,814	32,955

Cash and cash equivalents, end of period	$40,900	$36,571

Supplemental disclosure of cash flows:
Income tax refunds, net	$734	$4
The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
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
     The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K filed with the SEC on March 8, 2007.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements as of and for the year then ended.
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

     Significant customers are those customers accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customer	2007	2006	2007	2006
A	32%	28%	28%	25%
B	20%	12%	18%	16%
C	17%	*	23%	13%
D	13%	21%	17%	28%
E	*	10%	*	*

*	Less than 10%
     The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2007	2006
Singapore	45%	50%
China	33%	19%
Taiwan	12%	9%
Japan	3%	6%
United States	3%	8%
Thailand	*	7%
Other	4%	*

*	less than 2%
Revenue Recognition
     Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future warranty returns and allowances. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances of potential product failure under the Company’s standard warranty that provides that products will be free from defects for a period of one year from shipment.
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
Stock-Based Compensation
     The cost of stock-based compensation is measured at the date of grant based on the fair value of the award that is ultimately expected to vest and is recognized as an expense over the requisite service period. Beginning in 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach prescribed by Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, to the straight-line method. Compensation expense for all stock option awards granted prior to January 1, 2006 will continue to be recognized using the accelerated approach.
     The effect of stock-based compensation was as follows:

	Three Months Ended
	March 31,
	2007	2006
Stock-based compensation expense:
Cost of revenue	$65	$64
Research and development	608	642
Sales, general and administrative	503	495

Total stock-based compensation expense	1,176	1,201
Tax effect of stock-based compensation	—	—

Effect on net income	$1,176	$1,201

Effect on basic net income per share	$0.05	$0.05

Effect on diluted net income per share	$0.04	$0.05

The Company has not recognized any tax benefit related to stock-based compensation expense as a result of the full valuation allowance of its net deferred tax assets.
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
     Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. Adoption of FIN No. 48 was immaterial to the Company’s statements of financial position, operations, and cash flows. As of January 1, 2007, the Company had a total of $2,834 unrecognized tax benefits all of which would, if recognized, affect the effective tax rate.
     Interest and penalties accrued related to income taxes are recognized in income tax expense. Accrual for interest and penalties has been immaterial in all periods presented. All tax years since inception are subject to examination by taxing authorities in the major tax jurisdictions to which we are subject.

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
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$361	$517

Denominator:
Weighted average shares outstanding, basic	24,432	23,868

Effect of dilutive securities:
Stock options	2,093	2,357

Weighted average shares outstanding, diluted	26,525	26,225

Basic net income per share	$0.01	$0.02

Diluted net income per share	$0.01	$0.02

     Stock options outstanding in the amount of 2,304 and 582 shares for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of March 31, 2007 could dilute net income per share in the future.
2.	Inventory
     Inventory consisted of the following:

	March 31,	December 31,
	2007	2006
Work-in-process	$6,868	$8,383
Finished goods	6,029	4,206

	$12,897	$12,589

3.	Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
Computer hardware	$1,492	$1,464
Computer software	4,487	4,431
Equipment and furniture	4,103	3,979
Leasehold improvements	731	731

	10,813	10,605
Less accumulated depreciation and amortization	(6,554)	(6,091)

	$4,259	$4,514

4.	Change in Accounting Principle
     Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.
     As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses. The Company recorded $21 of additional expenses related to its sabbatical leave program for the three months ended March 31, 2007.
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
     Our net revenue was $53.9 million, $74.6 million, and $17.6 million in 2005, 2006, and the first quarter of 2007, respectively. We generated net income of $5.4 million, $6.9 million, and $0.4 million in 2005, 2006, and the first quarter of 2007, respectively. We incurred losses in all periods prior to 2004, and as of March 31, 2007, we had an accumulated deficit of $31.0 million.
     Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, or merchant power supply manufacturers for each particular market. In the first quarter of 2007, we estimate that 66% of our net revenue was derived from sales in the server and storage market, 17% from the workstation and desktop market and 16% from the networking and communications market.
     Our sales and accounts receivable are concentrated with a small group of customers. In the first quarter of 2007, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 82% of our net revenue. In the first quarter of 2006, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the total demand generated by those significant customers, given that such customers may also be responsible for additional “indirect” demand from distributors and outsourced suppliers like ODMs, CEMs, and merchant power supply manufacturers who purchase our products pursuant to their business relationships with such significant customers. Our sales data also may not identify customers who may be significant, despite not directly accounting for 10% of our net revenue, in that such customers may also generate significant “indirect” demand from these distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.
     Because demand for our products is influenced by demand for our customers’ products, our revenue will depend on the timing, size, and speed of commercial introductions of systems that use our products, which is inherently difficult to forecast, as well as the ongoing demand for previously introduced systems. We expect a significant amount of our revenue in the second quarter of 2007 to come from the commercial introduction of new systems making our revenue more difficult to forecast. A number of our customers’ applications, particularly in the desktop and workstation market and consumer and portable market, are subject to short product cycles and prone to significant changes in demand, making it inherently difficult to accurately forecast demand for such applications and in any period, fluctuations in demand could materially affect our operating results. In addition, demand for our products is influenced by our customers’ management of their own inventory. We believe that in the first quarter of 2007 we experienced a decrease in demand for our products due to a significant customer reducing the amount of inventory they held. Our sales to distributors and outsourced suppliers such as ODMs, CEMs, and merchant power supply manufacturers, are subject to higher risk and may be more volatile because they service demand from other companies which is more difficult to forecast accurately.
     A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 35% and 45% in the first quarter of 2007 compared to between 25% and 35% of net revenue in the fourth quarter of 2006 and between 45% and 55% of net revenue in the first quarter of 2006. We believe our turns business will increase in the second quarter of 2007. As our turns business increases, forecasting revenue becomes more difficult.
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

     We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. During the first quarter of 2007, sales to international distributors represented 54% of net revenue, compared to 48% in the fourth quarter of 2006 and 43% in the first quarter of 2006. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales through distributors are typically at lower gross margins, but also result in lower selling and collections expenses than are associated with direct sales.
     Our cost of revenue consists primarily of purchases of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, the levels of sales to distributors, manufacturing volumes and yields, and inventory and overhead costs. In particular, as we work to reduce the high inventory levels we held at the end of the first quarter of 2007 we will apply higher overhead allocation rates which will adversely influence gross margins. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs decrease as manufacturing efficiency improves. In addition, especially for new products but for mature products as well, because our products and the manufacturing process used to build them are complex, they may have undetected defects which can impact our gross margins due to a reduction in our revenue from excessive product returns, increases in product replacement costs, and increases in charges for rework or scrap of inventory that is returned. Over the course of 2006 and continuing in 2007, we have brought many new products to production in new manufacturing and assembly processes, we have been subjected to higher manufacturing risk and experienced higher levels of sales returns. If we are unable to manage these manufacturing risks or if we experience sales returns at higher levels that we expect, our gross margins may be materially adversely impacted. Finally, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.
     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $12.9 million at the end of the first quarter and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 2.5 turns in first quarter of 2007 compared to 2.9 turns in the fourth quarter of 2006 and 6.5 turns in the first quarter of 2006. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.
     While in any period there may be fluctuations in our operating results, we expect total operating expenses generally to grow in absolute dollars but decline as a percentage of net revenue over time. Our research and development expense consists primarily of compensation and related costs for employees involved in the design and development of our products, prototyping and other development expense, and the depreciation costs related to equipment being used for research and development. All research and development costs are expensed as incurred. Research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our selling, general and administrative expense consists primarily of compensation and related costs for employees involved in general management, sales and marketing, finance, and information technology, as well as travel and entertainment expenses, professional services expenses, and insurance expenses. We expect selling, general and administrative expenses to grow as we invest in additional sales resources and continue to put in place the corporate infrastructure needed to support our growing operations.
     Our income tax expense is based on our estimated annual effective tax rate. Our effective tax rate has fluctuated based on the mix of income and losses between domestic and foreign operations and changing assessments of statutory tax rates. The effective tax rate on our domestic income is currently significantly lower than statutory rates because we utilize net operating loss carry-forwards from which no previous benefit had been recognized to offset taxable income. Our domestic deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable domestic operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our mix of income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in increases in our effective tax rate and reported income tax expense.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the three months ended March 31, 2007 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 8, 2007.
Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Net revenue	100%	100%
Cost of revenue	45	49

Gross margin	55	51

Operating expenses:
Research and development	35	33
Selling, general and administrative	20	17

Total operating expenses	55	50

Income from operations	0	1
Interest and other income, net	4	3

Income before income taxes	4	4
Income tax expense	0	1

Income before cumulative effect of accounting change	4	3
Cumulative effect of accounting change	2	0

Net Income	2%	3%

Comparison of Quarter Ended March 31, 2007 to Quarter Ended March 31, 2006
Net Revenue. Net revenue was $17.6 million in the three months ended March 31, 2007 and $15.7 million in the three months ended March 31, 2006, an increase of 12%. The increase in net revenue was primarily due to an estimated $0.9 million increase in net revenue in the desktop and workstation market and an estimated $0.9 million increase in the networking and communications market.
Cost of Revenue and Gross Margin. Cost of revenue was $8.0 million for the three months ended March 31, 2007 and $7.7 million for the three months ended March 31, 2006, an increase of 3%. Gross margin was $9.6 million for the three months ended March 31, 2007 and $7.9 million for the three months ended March 31, 2006, an increase of 21%. Gross margin as a percent of net revenue was 55% for the three months ended March 31, 2007 and 51% for the three months ended March 31, 2006. The increase in gross margin as a percent of net revenue was primarily due to decreased average unit costs associated with lower production costs of new products.
Research and Development. Research and development expenses were $6.1 million for the three months ended March 31, 2007 and $5.2 million for the three months ended March 31, 2006, an increase of 17%. The increase was primarily due to increases in wages and related expenses.
Selling, General and Administrative. Selling, general and administrative expenses were $3.5 million for the three months ended March 31, 2007 and $2.6 million for the three months ended March 31, 2006, an increase of 35%. The increase was primarily due to an increase of $0.4 million in wage and related expenses and $0.1 million in travel and related expenses.
Income Tax. Income tax expense was $49 thousand for the three months ended March 31, 2007 and $0.1 million for the three months ended March 31, 2006. The decrease was primarily from a decrease in our estimated annual effective tax rate from 20% to 7% as a result of changes in estimated applicable enacted tax rates.
Liquidity and Capital Resources
     As of March 31, 2007, we had working capital of $69.2 million, including cash, cash equivalents and investments of $50.9 million, compared to working capital of $67.2 million, including cash, cash equivalents and investments of $51.8 million, as of December 31, 2006. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
     Our operating activities used net cash of $0.8 million for the three months ended March 31, 2007. This was primarily due to decreases in accounts payable of $3.6 million related to a decrease in inventory purchases, partially offset by net income of $1.9 million after adjusting for non-cash items included in net income and an increase in accrued liabilities of $1.2 million related primarily to higher wage and related accruals. Net cash of $0.9 million was used by operating activities for the three months ended March 31, 2006. This was primarily due to an increase in accounts receivables of $4.1 million related to increases in revenues and non-linear shipments during the quarter, partially offset by net income of $2.0 million after adjusting for non-cash items included in net income.
     Our investing activities used net cash of $0.2 million for the three months ended March 31, 2007 from the acquisition of property and equipment. Our investing activities provided net cash of $4.4 million for the three months ended March 31, 2006 from the maturity of short-term investments without reinvestment, partially off set by the acquisition of property and equipment.
     Our financing activities provided net cash of $0.1 million for the three months ended March 31, 2007 from the exercise of employee stock options. Our financing activities provided net cash of $0.2 million for the three months ended March 31, 2006 from the exercise of employee stock options.

Contractual Obligations
     The following table sets forth our contractual obligations as of March 31, 2007 (in thousands) and the periods in which such obligations are expected to be settled:

					2011 and
	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations	$395	$192	$185	$17	$—	$789
Purchase obligations	1,525	—	—	—	—	1,525

	$1,920	$192	$185	$17	$—	$2,314

Purchase obligations are comprised of the estimated obligation for in-process silicon wafers. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. We are required to apply the provisions of SFAS No. 157 beginning in 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated statements of financial position, operations, or cash flows.
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical over the requisite service period. We currently accrue the cost of compensated absences for sabbatical programs when an eligible employee completes the requisite service period, which is ten years of service. We adopted EITF No. 06-2 in the first quarter of 2007 through a cumulative effect adjustment to retained earnings resulting in a $255 million charge to net income, net of tax and a $271 increase in accrued expenses.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2007, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007. As of March 31, 2007, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking and money market accounts.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.
Item 1A. Risk Factors
     Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect the more important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 8, 2007, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below. Risk factors marked with a “+” have been reordered from the presentation in the Annual Report.
Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*
     We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of March 31, 2007, we had an accumulated deficit of $31.0 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated over such periods. Specifically, our annual net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005, and increased 38% to $74.6 million in 2006. We expect the rate of our revenue growth to generally decrease and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Our financial performance may also be affected by our ability to manage our operating expenses in connection with changes to our revenues. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
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
     In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. Our commercial operations began in August 1996, our first products were not shipped until the first quarter of 2000 and many of our current products have been sold in significant quantities for only a short time. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:
•	the loss of one or more key customers, or a significant reduction in sales to one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the quarter, or our turns business;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates
Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results. *
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2006, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue, and in the first quarter of 2007, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 82% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the total demand generated by those significant customers, given that such customers may also be responsible for additional “indirect” demand from distributors and outsourced suppliers like ODMs, CEMs, and merchant power supply manufacturers who purchase our products pursuant to their business relationships with such significant customers. Our sales data also may not identify customers who may be significant, despite not directly accounting for 10% of our net revenue, in that such customers may also generate significant “indirect” demand from these distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers either to which we sell directly or which generates demand at an intermediary to continue to account for a substantial portion of our net revenue for the foreseeable future. In addition, our accounts receivable tends to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.
     The markets in which we sell products, particularly in the workstation and desktop market and the consumer and portable market, are prone to significant changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue in the second quarter of 2007 to come from the commercial introduction of new systems making our revenue more difficult to forecast.
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
We sell a limited number of products and a reduction in demand for these products would harm our business and operating results. +
     We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the foreseeable future. If demand for these products declines or does not grow, we may be forced to diversify our product offerings. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated. Our inability to diversify our products in a timely and cost-effective manner would harm our business and operating results.
We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*+
     To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results.
     Our inventory levels increased to $12.9 million at March 31, 2007 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 2.5 turns in the first quarter of 2007 compared to 6.5 turns in the first quarter of 2006 and 2.9 turns in the fourth quarter of 2006. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

Our products are highly complex and may require modifications to resolve undetected errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.*+
     Our power management products are highly complex and may contain undetected errors or defects when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may suffer a reduction in our revenue as a result of excessive product returns, may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. We have experienced such excess costs related to our new products in new manufacturing and assembly processes and in particular with our production of lead-free versions of our new products as well as other versions of our products. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale and may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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
If our foundries and assembly and test subcontractors fail to achieve satisfactory yields or quality, our revenue and operating results could decrease, and our relationships with our customers and our reputation may be harmed.*+
     The manufacturing process of our products is technically challenging. Minor deviations in the manufacturing process can cause substantial decreases in yields or quality, and in some cases, cause production to be suspended. When our products are qualified with our foundries, minimum acceptable yields are established. If actual yields are above the minimum we incur the cost of the silicon wafers. Actual yields in any period may differ significantly from our targets, expectations or historical results potentially materially adversely affecting our operating results. In addition, manufacturing yields for our new products tend to be lower initially and increase as we achieve full production which can also affect our operating results.
     If we deliver poor quality products, our operating results and financial position could be materially impacted as we may suffer a reduction in our revenue as a result of excessive product returns, may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to improve product quality and may have to rework or scrap poor quality inventory. We have experienced such excess costs related to our new products in new manufacturing and assembly processes. Also as a result of shipping poor quality products, our credibility and the market acceptance of our products could be harmed. Poor quality could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale and may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products, which could harm our business.+
     We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation, Samsung Electronics and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:
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
We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue, and limit our growth.+
     We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering and STATS ChipPAC Ltd., to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed upon services or products as needed. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.
We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors.+
     The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as larger semiconductor manufacturers enter into our market space. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but are not limited to:
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
If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, our operating results and competitive position could be harmed.+
     Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results, and financial condition could be negatively affected.

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
We have experienced, and may in the future experience, delays in the development and introduction of our products, which may harm our business and operating results.+
     The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, we expect to continue to bring new products to production in new manufacturing and assembly processes. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.
The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if electronic system designers do not design our products into their electronic systems.+
     We devote significant time and resources in working with electronic system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for electronic system designers. If electronic system designers do not design our products into their systems, our business would be materially and adversely affected.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*+
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of March 31, 2007, we had 40 issued patents and 19 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to May 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
Assertions by third parties of infringement by us or our vendors of their intellectual property rights could result in significant costs and cause our operating results to suffer.*+
     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us take steps that may be harmful to our business, including, but not limited to:

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
     We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In some cases, we may have an existing direct or indirect relationship with these third parties, such as customers, vendors, partners or companies within the industry that generally affect our business. Such claims or litigation could not only affect our intellectual property or proprietary rights, but may also affect and disrupt our business relationship with such third parties, impairing our ability to conduct our business and adversely affecting our financial and operational results.
Any potential dispute involving our patents or other intellectual property could also include our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.+
     In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Because we indemnify our customers against claims made against them based on allegations that our products infringe intellectual property rights, such litigation could result in substantial expense for us. In addition to the time and expense required for us to indemnify our customers, any such litigation could hurt our relations with our customers and cause our operating results to be harmed.
We are subject to the highly cyclical nature of the semiconductor industry and any future downturns could significantly harm our business.+
     Our business is heavily influenced by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any future downturns could significantly harm our business or reduce our revenue from one period to the next or for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to factors that affect the semiconductor industry generally.
We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*+
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 38% of our net revenue in 2006 and 54% of our net revenue in the first quarter of 2007. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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
Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters or public health issues could significantly delay the production or shipment of our products.+
     Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.
The average selling prices of our products could decrease rapidly, which may negatively impact our net revenue and operating results.+
     The average selling prices for power management solutions have historically declined over time. Factors that we expect to cause downward pressure on the average selling price for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and other factors. To maintain acceptable operating results, we will need to offset any reduction in the average selling prices of our products by developing and introducing new products and developing new generations and versions of existing products on a timely basis, increasing sales volume, and reducing costs. If the average selling prices for our products decline and we are unable to offset those reductions, our operating results will suffer.
We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions, political instability, and currency fluctuations.*+
     A number of our customers are multinational corporations, with operations located throughout the world. In 2006 and the first quarter of 2007, 93% and 97%, respectively, of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:
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
Environmental laws and regulations could cause a disruption in our business and operations.+
     We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including semiconductors, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment is responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, Inc., STATS ChipPAC Ltd., and ASE Inc., timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. We have in the past experienced delays with the release of lead-free versions of our products in compliance with RoHS, and any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with the legislation, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.
We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.+

     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.
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
If our computer and communications hardware fails, our business, results of operations and financial condition would be harmed.*
     Our ability to successfully operate our business depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer and communications hardware necessary to operate our business is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, computer viruses, earthquakes and similar events, any of which may result in interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data or proprietary technical information. In addition, we expect to move our Fremont facility in the second half of 2007 and we may suffer delays for extended periods of time or may lose important data as a result. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any occurrence of any of the foregoing risks could substantially harm our business and results of operations.
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
     The stock market in general, the Nasdaq Global Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.
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
Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)	Offer letter between the Registrant and Hamza Yilmaz, dated January 17, 2007

10.2(5)	2007 Management Bonus Plan

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2007, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 15, 2007, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2007	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand

Greg Hildebrand
Chief Financial Officer
(Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)	Offer letter between the Registrant and Hamza Yilmaz, dated January 17, 2007

10.2(5)	2007 Management Bonus Plan

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2007, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 15, 2007, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.