Form 10-Q
period 2007-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2007-07-31
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2007, the registrant had 24,846,621 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,565	$41,814
Short-term investments	5,038	9,977
Accounts receivable, net of allowances of $696 and $538, respectively	15,966	13,294
Inventory	7,675	12,589
Prepaid expenses and other current assets	1,530	1,461

Total current assets	77,774	79,135
Property and equipment, net	3,971	4,514
Other assets	60	54

Total assets	$81,805	$83,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,249	$8,510
Accrued liabilities	3,522	3,377

Total current liabilities	8,771	11,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 24,635 and 24,385 shares issued and outstanding, respectively	25	24
Additional paid-in capital	106,578	103,181
Accumulated deficit	(33,569)	(31,389)

Total stockholders’ equity	73,034	71,816

Total liabilities and stockholders’ equity	$81,805	$83,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	$18,480	$17,580	$36,033	$33,232
Cost of revenue	12,492	8,834	20,458	16,544

Gross margin	5,988	8,746	15,575	16,688

Operating expenses:
Research and development	5,347	5,965	11,419	11,143
Selling, general and administrative	4,024	2,822	7,482	5,407

Total operating expenses	9,371	8,787	18,901	16,550

(Loss) income from operations	(3,383)	(41)	(3,326)	138
Interest and other income	625	483	1,253	968
Interest and other expense	(50)	(20)	(70)	(40)

(Loss) income before income taxes	(2,808)	422	(2,143)	1,066
Income tax benefit	267	822	218	695

(Loss) income before cumulative effect of accounting change	(2,541)	1,244	(1,925)	1,761
Cumulative effect of accounting change, net of income tax of $16	—	—	255	—

Net (loss) income	$(2,541)	$1,244	$(2,180)	$1,761

Net (loss) income per share:
Basic:
Net (loss) income per share before cumulative effect of accounting change	$(0.10)	$0.05	$(0.08)	$0.07
Cumulative effect of accounting change	—	—	0.01	—

Net (loss) income per share	$(0.10)	$0.05	$(0.09)	$0.07

Diluted:
Net (loss) income per share before cumulative effect of accounting change	$(0.10)	$0.05	$(0.08)	$0.07
Cumulative effect of accounting change	—	—	0.01	—

Net (loss) income per share	$(0.10)	$0.05	$(0.09)	$0.07

Weighted average shares outstanding:
Basic	24,560	24,000	24,496	23,934

Diluted	24,560	26,141	24,496	26,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,180)	$1,761
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Stock-based compensation	2,220	2,129
Depreciation and amortization	957	719
Accretion of discount in debt securities	14	215
Provision for (release from) doubtful accounts	155	(152)
Changes in operating assets and liabilities:
Accounts receivable	(2,827)	(3,267)
Inventory	4,949	(3,103)
Prepaid expenses, other current, and other assets	(75)	(403)
Accounts payable	(3,261)	609
Accrued liabilities	145	(813)

Net cash provided (used) by operating activities	97	(2,305)

Cash flows from investing activities:
Purchases of property and equipment	(422)	(1,648)
Purchases of short-term investments	—	(4,946)
Proceeds from maturity of short-term investments	4,933	9,673

Net cash provided by investing activities	4,511	3,079

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,143	962

Net cash provided by financing activities	1,143	962

Net increase in cash and cash equivalents	5,751	1,736
Cash and cash equivalents, beginning of period	41,814	32,955

Cash and cash equivalents, end of period	$47,565	$34,691

Supplemental disclosure of cash flows:
Cash (paid) refunds for income tax, net	$124	$(909)
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
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Foreign currency transaction gains and losses are recorded in income. The functional currency of the Company and its significant subsidiaries is the United States dollar. For all periods presented, there have been no material foreign currency transaction gains or losses.
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements as of and for the year then ended.
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
     Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue				Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
Customer	2007	2006	2007	2006	2007	2006
A	36%	38%	34%	34%	30%	25%
B	22%	12%	21%	12%	20%	16%
C	16%	*	15%	15%	18%	28%
D	11%	*	14%	*	21%	13%
E	*	13%	*	11%	*	*

*	Less than 10%
     The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Singapore	51%	48%	49%	49%
China	27%	28%	30%	24%
Taiwan	14%	5%	13%	7%
United States	3%	6%	3%	7%
Japan	3%	2%	3%	4%
Thailand	*	8%	*	8%
Other	2%	3%	2%	*

*	Less than 2%
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
     The effect of stock-based compensation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock-based compensation expense:
Cost of revenue	$80	$68	$145	$133
Research and development	561	590	1,169	1,232
Sales, general and administrative	403	269	906	764

Total stock-based compensation expense	1,044	927	2,220	2,129
Tax effect of stock-based compensation	—	—	—	—

Effect on net income (loss)	$1,044	$927	$2,220	$2,129

Effect on basic net income (loss) per share	$0.04	$0.04	$0.09	$0.09

Effect on diluted net income (loss) per share	$0.04	$0.04	$0.09	$0.08

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

     Interest and penalties accrued related to income taxes are recognized in income tax expense. Accrual for interest and penalties has been immaterial in all periods presented. All tax years since inception are subject to examination by taxing authorities in the major tax jurisdictions to which the Company is subject.
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
     The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(2,541)	$1,244	$(2,180)	$1,761

Denominator:
Weighted average shares outstanding, basic	24,560	24,000	24,496	23,934

Effect of dilutive securities:
Stock options	—	2,141	—	2,249

Weighted average shares outstanding, diluted	24,560	26,141	24,496	26,183

Basic net (loss) income per share	$(0.10)	$0.05	$(0.09)	$0.07

Diluted net (loss) income per share	$(0.10)	$0.05	$(0.09)	$0.07

     Stock options outstanding in the amount of 2,245 and 736 shares for the three months ended June 30, 2007 and 2006, respectively, and 2,337 and 659 shares for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of June 30, 2007 could dilute net income per share in the future. As the Company incurred net losses for the three and six months ended June 30, 2007, the effect of dilutive securities (in-the-money stock options) of approximately 2,103 and 2,099 equivalent shares has been excluded from the calculation of dilutive net (loss) income per share because they were anti-dilutive.
2. Inventory
     Inventory consisted of the following:

	June 30,	December 31,
	2007	2006
Work-in-process	$4,434	$8,383
Finished goods	3,241	4,206

	$7,675	$12,589

3. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
Computer hardware	$1,507	$1,464
Computer software	4,561	4,431
Equipment and furniture	4,160	3,979
Leasehold improvements	771	731

	10,999	10,605
Less accumulated depreciation and amortization	(7,028)	(6,091)

	$3,971	$4,514

4. Change in Accounting Principle
     Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.
     As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses. The Company recorded $21 of additional expenses related to its sabbatical leave program for the six months ended June 30, 2007.
5. Subsequent Event
     On July 23, 2007, we announced that our Board of Directors has approved the repurchase of up to an aggregate of $15,000 of our outstanding common stock. The repurchase program is expected to begin in August 2007, and the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases shall be made in compliance with applicable rules and regulations, and may be made under a plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
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
Overview
     We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, and consumer markets, primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, or merchant power supply manufacturers.

     Our net revenue was $53.9 million, $74.6 million, and $36.0 million in 2005, 2006, and the six months ending June 30, 2007, respectively. We generated net income of $5.4 million, $6.9 million, and a net loss of $2.2 million in 2005, 2006, and the six months ended June 30, 2007, respectively. We incurred losses in all periods prior to 2004, and as of June 30, 2007, we had an accumulated deficit of $33.6 million.
     Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2007, we estimate that 75% of our net revenue was derived from sales in the server and storage market, 13% from the networking and communications market, 8% from the desktop and workstation market; and 4% from the consumer and portable market.
     Our sales and accounts receivable are concentrated with a small group of customers. In the second quarter of 2007, four customers each directly accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. In the second quarter of 2006, three customers each directly accounted for 10% or more of our net revenue, and collectively accounted for 63% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.
     Because demand for our products is influenced by demand for our customers’ products, our revenue depends on the timing, size, and speed of commercial introductions of systems that use our products, and our customers’ ability to manage its inventory in relationship to such demand. We continue to expect a significant amount of our revenue to come from the commercial introduction of new systems, which is often more difficult to forecast than ongoing demand for previously introduced systems. A number of our customers’ applications, particularly in the desktop and workstation market and consumer and portable market, are subject to short product cycles and prone to significant changes in demand, making it inherently difficult to accurately forecast demand for such applications and in any period. A number of our customers, such as ODMs, CEMs, and merchant power supply manufacturers, also are dependent upon the demand of other companies, which makes sales to such parties more difficult to forecast accurately. These fluctuations in demand could materially affect our operating results on a period by period basis.
     A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 45% and 55% in the second quarter of 2007 compared to between 35% and 45% in the first quarter of 2007 and between 15% and 25% of net revenue in the second quarter of 2006. As our turns business increases, forecasting revenue becomes more difficult.

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
     We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. During the second quarter of 2007, sales to international distributors represented 48% of net revenue, compared to 54% in the first quarter of 2007 and 27% in the second quarter of 2006. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling and collections expenses than direct sales.
     Our cost of revenue consists primarily of purchases of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, the levels of sales to distributors, manufacturing volumes and yields, and inventory and overhead costs. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs decrease as manufacturing efficiency improves. In addition, especially for new products but for mature products as well, because our power management products are highly complex and the manufacturing process of our products is technically challenging, undetected design defects and minor deviations in the manufacturing process can cause substantial decreases in yields or quality. Such decreases in yields or quality can impact our gross margins due to a reduction in our revenue as a result of excessive product returns, may cause us to incur product replacement costs, and may cause us to rework or scrap inventory that had been manufactured with the defect. In the second quarter of 2007, we initiated a recall of approximately $2.5 million of material due to poor product quality as a result of a manufacturing defect by one of our third-party vendors. While it is difficult to precisely quantify the full financial impact of the recall and poor product quality in the quarter because a number of significant assumptions have to be made regarding what our shipments, production levels, period and unit costs would have been had there been no quality issues, we believe that approximately $4 million of charges and excess costs were incurred as a result of the recall and product defects. We are also unable to determine what adverse effects these types of recalls or quality problems may have on our reputation or our future business from new or existing customers. If we are unable to manage these risks or if we experience sales returns at higher levels that we expect, our revenue and gross margins and financial position may be materially adversely impacted. Finally, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.
     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $7.7 million at the end of the second quarter and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 6.5 in the second quarter of 2007 compared to 2.5 turns in first quarter of 2007 and 4.7 turns in the second quarter of 2006. We expect inventory turns to decrease in the third quarter of 2007. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the six months ended June 30, 2007 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 8, 2007.

Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	68	50	57	50

Gross margin	32	50	43	50

Operating expenses:
Research and development	29	34	31	34
Selling, general and administrative	21	16	21	16

Total operating expenses	50	50	52	50

(Loss) income from operations	(18)	—	(9)	—
Interest and other income, net	3	2	3	3

(Loss) income before income taxes	(15)	2	(6)	3
Benefit from income taxes	1	5	1	2

(Loss) income before cumulative effect of accounting change	(14)	7	(5)	5
Cumulative effect of accounting change	—	—	1	—

Net (loss) income	(14)%	7%	(6)%	5%

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006
Net Revenue. Net revenue was $18.5 million in the three months ended June 30, 2007 and $17.6 million in the three months ended June 30, 2006, an increase of 5%. The increase in net revenue was primarily due to an estimated increase of $0.6 million in net revenue in the consumer and portable market and $0.4 million in the desktop and workstation market.
Cost of Revenue and Gross Margin. Cost of revenue was $12.5 million for the three months ended June 30, 2007 and $8.8 million for the three months ended June 30, 2006, an increase of 41%. Gross margin was $6.0 million for the three months ended June 30, 2007 and $8.7 million for the three months ended June 30, 2006, a decrease of 32%. Gross margin as a percent of net revenue was 32% for the three months ended June 30, 2007 and 50% for the three months ended June 30, 2006. Gross margin percent decreased primarily due to charges related to product defects.
Research and Development. Research and development expenses were $5.3 million for the three months ended June 30, 2007 and $6.0 million for the three months ended June 30, 2006, a decrease of 10%. The decrease was primarily due to a decrease in product development and prototype expenses.
Selling, General and Administrative. Selling, general and administrative expenses were $4.0 million for the three months ended June 30, 2007 and $2.8 million for the three months ended June 30, 2006, an increase of 43%. The increase was primarily due to an increase of $0.4 million in wages and related expenses and an increase of $0.3 million in professional services expenses.
Income Tax. Income tax benefit was $0.3 million for the three months ended June 30, 2007 and $0.8 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, we recognized an income tax benefit due to losses incurred in the period. During the three months ended June 30, 2006, we lowered our estimated annual effective tax rate to 8% due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Following the change in our annual effective tax rate, we determined that the payment of our contingent tax liability was no longer probable. As such, we reversed the contingent income tax liability previously recorded as income tax expense for periods between 2005 and March 31, 2006.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
Net Revenue. Net revenue was $36.0 million in the six months ended June 30, 2007 and $33.2 million in the six months ended June 30, 2006, an increase of 8%. The increase in net revenue was primarily due to an estimated increase of $1.3 million in net revenue in the desktop and workstation market and $1.1 million in the networking and communications market.
Cost of Revenue and Gross Margin. Cost of revenue was $20.4 million for the six months ended June 30, 2007 and $16.5 million for the six months ended June 30, 2006, an increase of 24%. Gross margin was $15.6 million for the six months ended June 30, 2007 and $16.7 million for the six months ended June 30, 2006, a decrease of 7%. Gross margin as a percent of net revenue was 43% for the six months ended June 30, 2007 and 50% for the six months ended June 30, 2006. Gross margin percent decreased primarily due to charges related to product defects.
Research and Development. Research and development expenses were $11.4 million for the six months ended June 30, 2007 and $11.1 million for the six months ended June 30, 2006, an increase of 2%. The increase was primarily due to increases in wages and related expenses.
Selling, General and Administrative. Selling, general and administrative expenses were $7.5 million for the six months ended June 30, 2007 and $5.4 million for the six months ended June 30, 2006, an increase of 38%. The increase was primarily due to a $0.7 million increase in wages and related expenses, a $0.3 million increase in professional services and a $0.3 million increase in travel related costs.
Income Tax. Income tax benefit was $0.2 million for the six months ended June 30, 2007 and $0.7 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we recognized an income tax benefit due to losses incurred in the period. During the six months ended June 30, 2006, we lowered our estimated annual effective tax rate to 8% due to a change in enacted applicable foreign tax rates that was retroactive to 2005 resulting in the reversal in the period of the contingent income tax liability that had been recorded in income tax expense between 2005 and March 31, 2006.
Liquidity and Capital Resources
     As of June 30, 2007, we had working capital of $69.0 million, including cash, cash equivalents and investments of $52.6 million, compared to working capital of $67.2 million, including cash, cash equivalents and investments of $51.8 million, as of December 31, 2006. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
     Our operating activities provided net cash of $0.1 million for the six months ended June 30, 2007. This was primarily due to decreases in inventory of $5.0 million related to sales of inventory and disposition of inventory related to product defects, adjusted net income of $1.2 million after adjusting for non-cash items included in net loss, partially offset by an increase in account receivable of $2.8 million related to non-linear shipments during the period and a decrease in account payables of $3.3 million related to a decrease in inventory purchases. Net cash of $2.3 million was used by operating activities for the six months ended June 30, 2006. This was primarily due to an increase in accounts receivables of $3.3 million from increased revenues and an increase in inventory of $3.1 million, partially offset by net income of $4.7 million after adjusting for non-cash items included in net income.
     Our investing activities provided net cash of $4.5 million for the six months ended June 30, 2007 from the $4.9 million maturity of short-term investments without reinvestment, partially off-set by the acquisition of property and equipment of $0.4 million. Our investing activities provided net cash of $3.1 million for the six months ended June 30, 2006 from the maturity of short-term investments of $9.7 million, partially off-set by purchases of short-term securities of $4.9 million and the acquisition of property and equipment of $1.6 million.

     Our financing activities provided net cash of $1.1 million for the six months ended June 30, 2007 from the exercise of employee stock options and an offering under our employee stock purchase plan. Our financing activities provided net cash of $1.0 million for the six months ended June 30, 2006 from the exercise of employee stock options and an offering under our employee stock purchase plan.
     On July 23, 2007, we announced that our Board of Directors has approved the repurchase of up to an aggregate of $15 million of our outstanding common stock. The repurchase program is expected to begin in August 2007.
Contractual Obligations
     The following table sets forth our contractual obligations as of June 30, 2007 (in thousands) and the periods in which such obligations are expected to be settled:

					2011 and
	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations	$487	$901	$838	$737	$1,253	$4,216
Purchase obligations	2,344	—	—	—	—	2,344

	$2,831	$901	$838	$737	$1,253	$6,560

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the six months ended June 30, 2007, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007. As of June 30, 2007, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking and money market accounts.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*
     We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of June 30, 2007, we had an accumulated deficit of $33.6 million. As a result of a recall and process defect in the second quarter of 2007, the Company incurred net losses for the three and six months ended June 30, 2007. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated over such periods. Specifically, our annual net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005, and increased 38% to $74.6 million in 2006. We expect the rate of our revenue growth to generally decrease, and our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Our financial performance may also be affected by our ability to manage our operating expenses in connection with changes to our revenues. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
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
     In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. Our commercial operations began in August 1996, our first products were not shipped until the first quarter of 2000 and many of our current products have been sold in significant quantities for only a short time. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:
•	the loss of one or more key customers, or a significant reduction in sales to, or excessive product returns by, one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the quarter, or our turns business;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the cyclical nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates.
Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results. *
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2006, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue, and in the second quarter of 2007, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers either to which we sell directly or which generates demand at an intermediary to continue to account for a substantial portion of our net revenue for the foreseeable future. In addition, our accounts receivable tends to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.
     The markets in which we sell products, particularly in the workstation and desktop market and the consumer and portable market, are prone to significant changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

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
We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*+
     To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results. Our inventory levels decreased to $7.7 million at June 30, 2007 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 6.5 turns in the second quarter of 2007 compared to 4.7 turns in the second quarter of 2006 and 2.5 turns in the first quarter of 2007. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.
Our products are highly complex and may require modifications to resolve undetected errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.*+
     Our power management products are highly complex and may contain undetected errors or defects when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may suffer a reduction in or deferral of our revenue as a result of excessive product returns, may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. We have experienced such excess costs related to our new products in new manufacturing and assembly processes as well as other versions of our products. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale and may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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

If our foundries and assembly and test subcontractors fail to achieve satisfactory yields or quality, our revenue and operating results could decrease, and our relationships with our customers and our reputation may be harmed.*+
     The manufacturing process of our products is technically challenging. Minor deviations in the manufacturing process can cause substantial decreases in yields or quality, and in some cases, cause production to be suspended. Process errors may be difficult to detect and result in a significant amount of inventory being manufactured with the defect. When our products are qualified with our foundries, minimum acceptable yields are established. If actual yields are above the minimum we incur the cost of the silicon wafers. Actual yields in any period may differ significantly from our targets, expectations or historical results potentially materially adversely affecting our operating results. In addition, manufacturing yields for our new products tend to be lower initially and increase as we achieve full production which can also affect our operating results.
     If we deliver poor quality products, our operating results and financial position could be materially impacted as we may suffer a reduction in or deferral of our revenue as a result of excessive product returns, may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to improve product quality and may have to rework or scrap poor quality inventory. We have experienced such excess costs related to our new products in new manufacturing and assembly processes. In the second quarter of 2007 we initiated a recall of approximately $2.5 million of material due to poor product quality as a result of a manufacturing defect by one of our third-party vendors, and we believe that approximately $4 million of charges and excess costs were incurred as a result of the recall and product defects. Also as a result of shipping poor quality products, our credibility and the market acceptance of our products could be harmed. Poor quality could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to enter into longer term contracts with our customers, which terms and conditions may differ from our current terms and conditions of sale and may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*+
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2007, we had 41 issued patents and 19 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to May 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*+
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 38% of our net revenue in 2006 and 48% of our net revenue for the six months ended June 30, 2007. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions, political instability, and currency fluctuations.*+
     A number of our customers are multinational corporations, with operations located throughout the world. In 2006 and the six months ending June 30, 2007, 93% and 97%, respectively, of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:
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
If our computer and communications hardware fails, our business, results of operations and financial condition would be harmed.*
     Our ability to successfully operate our business depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer and communications hardware necessary to operate our business is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, computer viruses, earthquakes and similar events, any of which may result in interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data or proprietary technical information. In addition, we have executed agreements for new office space in Fremont, and we expect to move in the third quarter of 2007 and we may suffer delays for extended periods of time or may lose important data as a result. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any occurrence of any of the foregoing risks could substantially harm our business and results of operations.
We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders. +
     We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our operating and financial results, including, but not limited to:
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

Our stock price will fluctuate and may be volatile, which could result in substantial losses for investors and significant costs related to litigation. +
     Investors may be unable to resell their shares at or above the purchase price and this could result in substantial losses for those investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:
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
We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us. +
     We believe our existing cash balances and cash expected to be generated from our operating activities will be sufficient to meet our working capital, capital expenditures, and other cash needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Stockholders of Volterra Semiconductor Corporation was held on May 30, 2007. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were recorded as follows:
     Proposal 1:
     Alan King, Edward Winn and Jeffrey Staszak were elected as directors to hold office until the 2010 Annual Meeting of Stockholders by the following vote:

Nominee	For	Withheld
Alan King	16,134,630	6,294,407
Edward Winn	22,349,128	78,909
Jeffrey Staszak	22,281,926	147,111
     In addition to the directors elected above, Mel Friedman, Christopher Paisley, Edward Ross and Anthony Stratakos continued to serve as directors after the annual meeting.
     Proposal 2:
     The amendment and restatement of our 2004 Non-Employee Directors’ Stock Option Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
9,881,710	7,775,426	24,791	4,474,110
     Proposal 3:
     The selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
22,293,546	32,962	102,529	0
Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).

10.2	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).

10.3(4)	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2007	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Greg Hildebrand Greg Hildebrand
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).

10.2	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).

10.3(4)	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.