Form 10-Q
period 2007-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2007-11-01
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50857
Volterra Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3251865
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
46467 Fremont Blvd.
Fremont, CA 94538
(Address of principal executive offices)
Registrant’s telephone number, including area code: (510) 743-1200
3839 Spinnaker Ct.
Fremont, CA 94538
(Former address, if changed since last report)
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2007, the registrant had 24,029,121 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$51,300	$41,814
Short-term investments	—	9,977
Accounts receivable, net of $660 and $538, respectively	14,299	13,294
Inventory	6,779	12,589
Prepaid expenses and other current assets	1,111	1,461

Total current assets	73,489	79,135
Property and equipment, net	6,050	4,514
Other assets	79	54

Total assets	$79,618	$83,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,920	$8,510
Accrued liabilities	5,201	3,377

Total current liabilities	9,121	11,887

Lease incentives	991	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 24,227 and 24,385 shares issued and outstanding, respectively	24	24
Additional paid-in capital	102,554	103,181
Accumulated deficit	(33,072)	(31,389)

Total stockholders’ equity	69,506	71,816

Total liabilities and stockholders’ equity	$79,618	$83,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$18,875	$20,113	$54,908	$53,345
Cost of revenue	8,618	9,678	29,076	26,222

Gross margin	10,257	10,435	25,832	27,123

Operating expenses:
Research and development	5,821	6,121	17,240	17,266
Selling, general and administrative	4,058	2,921	11,540	8,328

Total operating expenses	9,879	9,042	28,780	25,594

Income (loss) from operations	378	1,393	(2,948)	1,529
Interest and other income	645	541	1,898	1,509
Interest and other expense	(14)	(13)	(84)	(52)

Income (loss) before income taxes	1,009	1,921	(1,134)	2,986
Income tax expense (benefit)	512	158	294	(537)

Income (loss) before cumulative effect of accounting change	497	1,763	(1,428)	3,523
Cumulative effect of accounting change, net of income tax of $16	—	—	255	—

Net income (loss)	$497	$1,763	$(1,683)	$3,523

Net income (loss) per share:
Basic:
Net income (loss) per share before cumulative effect of accounting change	$0.02	$0.07	$(0.06)	$0.15
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss) per share	$0.02	$0.07	$(0.07)	$0.15

Diluted:
Net income (loss) per share before cumulative effect of accounting change	$0.02	$0.07	$(0.06)	$0.13
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss) per share	$0.02	$0.07	$(0.07)	$0.13

Weighted average shares outstanding:
Basic	24,584	24,171	24,525	24,013

Diluted	26,424	26,001	24,525	26,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,683)	$3,523
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Stock-based compensation	3,388	3,178
Depreciation and amortization	1,486	1,138
Accretion of discount in debt securities	146	242
Provision for (release from) doubtful accounts	155	(152)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	(1,131)	(4,384)
Inventory	5,845	(5,049)
Prepaid expenses, other current, and other assets	325	(189)
Accounts payable	(4,814)	1,060
Accrued liabilities	1,581	118

Net cash provided (used) by operating activities	5,304	(515)

Cash flows from investing activities:
Purchases of property and equipment	(1,599)	(1,881)
Purchases of short-term investments	—	(9,854)
Proceeds from maturity of short-term investments	9,831	14,617

Net cash provided by investing activities	8,232	2,882

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,469	1,632
Repurchase and retirement of common stock	(5,519)	—

Net cash (used) provided by financing activities	(4,050)	1,632

Net increase in cash and cash equivalents	9,486	3,999
Cash and cash equivalents, beginning of period	41,814	32,955

Cash and cash equivalents, end of period	$51,300	$36,954

Supplemental disclosure of cash flows:
Cash (paid) refunds for income tax, net	$187	$(909)
Non cash investing activities:
Fixed assets addition from lease incentives	$1,254	$—
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements as of and for the year then ended.
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
     Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue				Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
Customer	2007	2006	2007	2006	2007	2006
A	33%	42%	33%	37%	28%	25%
B	20%	19%	21%	15%	19%	16%
C	11%	10%	13%	13%	15%	28%
D	11%	*	13%	*	20%	13%
E	10%	*	*	*	*	*

*	Less than 10%
     The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Singapore	44%	51%	47%	50%
China	36%	25%	32%	24%
Taiwan	9%	9%	12%	8%
United States	6%	6%	4%	7%
Japan	4%	2%	3%	3%
Thailand	*	6%	*	7%
Other	1%	1%	2%	1%

*	Less than 2%
Revenue Recognition
     Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future warranty returns and allowances. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances of potential product failure under the Company warranties that generally provide that products will be free from defects for a limited period of time following shipment.
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
     The effect of stock-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense:
Cost of revenue	$95	$79	$240	$212
Research and development	617	454	1,786	1,686
Sales, general and administrative	456	516	1,362	1,280

Total stock-based compensation expense	1,168	1,049	3,388	3,178
Tax effect of stock-based compensation	—	—	—	—

Effect on net income (loss)	$1,168	$1,049	$3,388	$3,178

Effect on basic net income (loss) per share	$0.05	$0.04	$0.14	$0.13

Effect on diluted net income (loss) per share	$0.04	$0.04	$0.14	$0.12

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
     The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$497	$1,763	$(1,683)	$3,523

Denominator:
Weighted average shares outstanding, basic	24,584	24,171	24,525	24,013

Effect of dilutive securities:
Stock options	1,840	1,830	—	2,110

Weighted average shares outstanding, diluted	26,424	26,001	24,525	26,123

Basic net income (loss) per share	$0.02	$0.07	$(0.07)	$0.15

Diluted net income (loss) income per share	$0.02	$0.07	$(0.07)	$0.13

     Stock options outstanding in the amount of 3,157 and 841 shares for the three months ended September 30, 2007 and 2006, respectively, and 2,657 and 698 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of September 30, 2007 could dilute net income per share in the future. As the Company incurred net losses for the nine months ended September 30, 2007, the effect of dilutive securities (in-the-money stock options) of approximately 2,011 equivalent shares has been excluded from the calculation of dilutive net loss per share during such period because they were anti-dilutive.
Accounting for Lease Incentives
     As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility. The Company used the allowance to make leasehold improvements which will be depreciated over the useful life of the assets or the lease term, whichever was shorter. The lease incentives liability will be amortized over the term of the lease.
2. Inventory
     Inventory consisted of the following:

	September 30,	December 31,
	2007	2006
Work-in-process	$3,740	$8,383
Finished goods	3,039	4,206

	$6,779	$12,589

3. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
Computer hardware	$1,321	$1,464
Computer software	4,518	4,431
Equipment and furniture	4,446	3,979
Leasehold improvements	1,933	731

	12,218	10,605
Less accumulated depreciation and amortization	(6,168)	(6,091)

	$6,050	$4,514

4. Change in Accounting Principle
     Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.
     As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses. The Company recorded $58 of additional expenses related to its sabbatical leave program for the nine months ended September 30, 2007.
5. Stock Repurchase Program
     Under the Company’s previously announced stock repurchase program, and during the approximately six weeks ended September 30, 2007, the Company repurchased 478 shares for $5,519, at an average cost of $11.56 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date.
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
     Our net revenue was $53.9 million, $74.6 million, and $54.9 million in 2005, 2006, and the nine months ending September 30, 2007, respectively. We generated net income of $5.4 million, $6.9 million, and a net loss of $1.7 million in 2005, 2006, and the nine months ended September 30, 2007, respectively. We incurred losses in all periods prior to 2004, and as of September 30, 2007, we had an accumulated deficit of $33.1 million.
     Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the third quarter of 2007, we estimate that 72% of our net revenue was derived from sales in the server and storage market, 15% from the networking and communications market, 8% from the desktop and workstation market; and 5% from the consumer and portable market.
     Our sales and accounts receivable are concentrated with a small group of customers. In the third quarter of 2007, five customers each directly accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. In the third quarter of 2006, three customers each directly accounted for 10% or more of our net revenue, and collectively accounted for 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to timely collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.
     Because demand for our products is impacted by demand for our customers’ products, our revenue depends on the timing, size, and speed of commercial introductions of systems that use our products, and our customers’ ability to manage its inventory in relationship to such demand. We continue to expect a significant amount of our revenue to come from the commercial introduction of new systems, which is often more difficult to forecast than ongoing demand for previously introduced systems. A number of our customers’ applications, particularly in the desktop and workstation market and consumer and portable market, are subject to short product cycles and prone to delays in development and commercial introduction or significant changes in demand, making it inherently difficult to accurately forecast demand for such applications in any period. A number of our customers, such as ODMs, CEMs, and merchant power supply manufacturers, also are dependent upon the demand of other companies, which makes sales to such parties more difficult to forecast accurately. These fluctuations in demand could materially affect our operating results on a period by period basis.
     A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 25% and 35% in the third quarter of 2007 compared to between 45% and 55% in the second quarter of 2007 and between 25% and 35% of net revenue in the third quarter of 2006. As our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.
     We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. During the third quarter of 2007, sales to international distributors represented 44% of net revenue, compared to 48% in the second quarter of 2007 and 33% in the third quarter of 2006. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling and collections expenses than direct sales.
     Our cost of revenue consists primarily of purchases of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, the levels of sales to distributors, manufacturing volumes and yields, discounts or other financial incentives to customers and inventory and overhead costs. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs decrease as manufacturing efficiency improves. In addition, especially for new products but for mature products as well, because our power management products are highly complex and the manufacturing process of our products is technically challenging, undetected design defects and minor deviations in the manufacturing process can cause substantial decreases in yields or quality. Such decreases in yields or quality can impact our gross margins due to a reduction in our revenue as a result of excessive product returns, may cause us to incur product replacement costs, and may cause us to rework or scrap inventory that had been manufactured with the defect. We are also unable to determine what adverse effects these types of recalls or quality problems may have on our reputation or our future business from new or existing customers. If we are unable to manage these risks, our revenue and gross margins and financial position may be materially adversely impacted. Finally, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.
     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $6.8 million at the end of the third quarter, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 5.1 in the third quarter of 2007 compared to 6.5 turns in second quarter of 2007 and 4.1 turns in the third quarter of 2006. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.
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
     Our income tax expense is based on our estimated annual effective tax rate. Our effective tax rate has fluctuated based on the mix of income and losses between domestic and foreign operations and changing assessments of statutory tax rates. The effective tax rate on our domestic income is currently significantly lower than statutory rates because we utilize net operating loss carry-forwards from which no previous benefit had been recognized to offset taxable income. Our domestic deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable domestic operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our mix of income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax expense.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2007 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 8, 2007.
Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	46	48	53	49

Gross margin	54	52	47	51

Operating expenses:
Research and development	31	30	31	32
Selling, general and administrative	21	15	21	16

Total operating expenses	52	45	52	48

Income (loss) from operations	2	7	(5)	3
Interest and other income, net	3	3	3	3

Income (loss) before income taxes	5	10	(2)	6
Income tax expense (benefit)	3	1	1	(1)

Income (loss) before cumulative effect of accounting change	2	9	(3)	7
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	2%	9%	(3)%	7%

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006
Net Revenue. Net revenue was $18.9 million in the three months ended September 30, 2007 and $20.1 million in the three months ended September 30, 2006, a decrease of 6%. The decrease in net revenue was primarily due to an estimated decrease of $3.0 million in net revenue in the server and storage market, partially offset by an estimated increase of $1.1 million and $0.7 million in the networking and telecom and consumer and portable markets, respectively.
Cost of Revenue and Gross Margin. Cost of revenue was $8.6 million for the three months ended September 30, 2007 and $9.7 million for the three months ended September 30, 2006, a decrease of 11%. Gross margin was $10.3 million for the three months ended September 30, 2007 and $10.4 million for the three months ended September 30, 2006, a decrease of 2%. Gross margin as a percent of net revenue was 54% for the three months ended September 30, 2007 and 52% for the three months ended September 30, 2006. The increase in gross margin as a percent of net revenue was primarily due to decreased average unit costs associated with lower production costs of new products.
Research and Development. Research and development expenses were $5.8 million for the three months ended September 30, 2007 and $6.1 million for the three months ended September 30, 2006, a decrease of 5%. The decrease was primarily due to a decrease of $1.1 million in product development and prototype expenses and partially offset by an increase of $0.3 million in wages and an increase of $0.2 million in stock-based compensation.
Selling, General and Administrative. Selling, general and administrative expenses were $4.1 million for the three months ended September 30, 2007 and $2.9 million for the three months ended September 30, 2006, an increase of 39%. The increase was primarily due to an increase of $0.6 million in wages expense and related expenses and an increase of $0.1 million in professional services expenses.
Income Tax. Income tax expense was $0.5 million for the three months ended September 30, 2007 and $0.2 million for the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
Net Revenue. Net revenue was $54.9 million in the nine months ended September 30, 2007 and $53.3 million in the nine months ended September 30, 2006, an increase of 3%. The increase in net revenue was primarily due to an estimated increase of $2.4 million in net revenue in networking and communications, $1.2 million in desktop and workstation, and $1.1 million in the consumer and portable markets, partially offset by an estimated decrease of $3.7 million in the server and storage market.
Cost of Revenue and Gross Margin. Cost of revenue was $29.1 million for the nine months ended September 30, 2007 and $26.2 million for the nine months ended September 30, 2006, an increase of 11%. Gross margin was $25.8 million for the nine months ended September 30, 2007 and $27.1 million for the nine months ended September 30, 2006, a decrease of 5%. Gross margin as a percent of net revenue was 47% for the nine months ended September 30, 2007 and 51% for the nine months ended September 30, 2006. Gross margin percent decreased primarily due to charges in the second quarter of 2007 related to product defects.
Research and Development. Research and development expenses were $17.2 million for the nine months ended September 30, 2007 and $17.3 million for the nine months ended September 30, 2006. The decrease was primarily due to a decrease of $2.0 million in product development and prototype expenses partially offset by an increase of $1.0 million in wages expense and an increase of $0.7 million in contract fees, professional services and depreciation expense.
Selling, General and Administrative. Selling, general and administrative expenses were $11.5 million for the nine months ended September 30, 2007 and $8.3 million for the nine months ended September 30, 2006, an increase of 39%. The increase was primarily due to a $1.3 million increase in wages and related expenses, a $0.4 million increase in professional services and a $0.4 million increase in travel related costs.
Income Tax. Income tax expense was $0.3 million for the nine months ended September 30, 2007 and the Company recognized an income tax benefit of $0.5 million for the nine months ended September 30, 2006. In 2006, we lowered our estimated annual effective tax rate due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense in 2005.
Liquidity and Capital Resources
     As of September 30, 2007, we had working capital of $64.4 million, including cash, cash equivalents and investments of $51.3 million, compared to working capital of $67.2 million, including cash, cash equivalents and investments of $51.8 million, as of December 31, 2006. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
     Our operating activities provided net cash of $5.3 million for the nine months ended September 30, 2007. This was primarily due to decreases in inventory of $5.8 million related to sales of inventory and disposition of inventory related to product defects, adjusted net income of $3.5 million after adjusting for non-cash items included in net loss, partially offset by an increase in account receivable of $1.1 million related to non-linear shipments during the period and a decrease in account payables of $4.8 million related to a decrease in inventory purchases. Net cash of $0.5 million was used by operating activities for the nine months ended September 30, 2006. This was primarily due to increases in inventory of $5.0 million and accounts receivables of $4.4 million related to an increase in revenues, partially offset by net income of $7.9 million after adjusting for non-cash items included in net income and an increase in accounts payable of $1.1 million related to the increase in inventory.
     Our investing activities provided net cash of $8.2 million for the nine months ended September 30, 2007 from the $9.8 million maturity of short-term investments without reinvestment, partially off-set by the purchase of property and equipment of $1.6 million. Our investing activities provided net cash of

$2.9 million for the nine months ended September 30, 2006 from the maturity of short-term investments of $14.6 million, partially off-set by purchases of short-term investments of $9.9 million and the acquisition of property and equipment of $1.9 million.
     Our financing activities used net cash of $4.1 million for the nine months ended September 30, 2007 from the use of $5.5 million to repurchase shares of our Common Stock pursuant to a stock repurchase program, as partially offset by $1.5 million proceeds from the exercise of employee stock options and an offering under our employee stock purchase plan. Our financing activities provided $1.6 million for the nine months ended September 30, 2006 from the exercise of employee stock options and an offering under our employee stock purchase plan.
     On July 23, 2007, we announced that our Board of Directors has approved the repurchase of up to an aggregate of $15 million of our outstanding common stock. During the quarter ended September 30, 2007, we repurchased shares of Common Stock having an aggregate purchase cost of $5.5 million.
Contractual Obligations
     The following table sets forth our contractual obligations as of September 30, 2007 (in thousands) and the periods in which such obligations are expected to be settled:

					2011 and
	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations	$242	$1,003	$908	$740	1,312	$4,205
Purchase obligations	3,148	—	—	—	—	3,148
Stock repurchase obligations	767	—	—	—	—	767

	$4,157	$1,003	$908	$740	$1,312	$8,120

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
     Stock repurchase obligations represent the purchase cost, including commissions, of stock repurchases by the Company that have not yet settled as of September 30, 2007. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. The number of shares to be settled subsequent to September 30, 2007 represented by the above stock repurchase obligations is 60 shares.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the nine months ended September 30, 2007, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007. As of September 30, 2007, all of our short-term investments were government treasury and agency securities and our cash equivalents were held in checking and money market accounts.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*
     We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of September 30, 2007, we had an accumulated deficit of $33.1 million. As a result of a recall and process defect in the second quarter of 2007, we incurred net losses for the nine months ended September 30, 2007. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated over such periods. Specifically, our annual net revenue increased 23% from $43.9 million in 2004 to $53.9 million in 2005, and increased 38% to $74.6 million in 2006. We expect the rate of our revenue growth to generally decrease, and our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Our financial performance may also be affected by our ability to manage our operating expenses in connection with changes to our revenues. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our operating results.*
     In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. Our commercial operations began in August 1996, our first products were not shipped until the first quarter of 2000 and many of our current products have been sold in significant quantities for only a short time. As a result, it is difficult to predict our future revenue and operating results. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:
•	the loss of one or more key customers, or a significant reduction in sales to, or excessive product returns by, one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the quarter, or our turns business;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the volatile nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates.
Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.*
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2006, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue, and in the third quarter of 2007, five customers each accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers either to which we sell directly or which generates demand at an intermediary to continue to account for a substantial portion of our net revenue for the foreseeable future. In addition, our accounts receivable tends to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.
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
     In addition, our operating results may be adversely affected by the terms and conditions of the orders we accept from our customers. Our current sales practice generally allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. The cancellation of any significant order or the delay or failure to collect amounts due from our major customers could also materially adversely impact our operating results and financial position.
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
We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.+

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
We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*+
     To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results. Our inventory levels decreased to $6.8 million at September 30, 2007 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 5.1 turns in the third quarter of 2007 compared to 6.5 turns in the second quarter of 2007 and increased compared to 4.1 turns in the third quarter of 2006. As the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.
Our products are highly complex and may require modifications to resolve undetected errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.*+
     Our power management products are highly complex and may contain undetected errors or defects when first introduced or as new revisions are released. If we deliver products with errors or defects our operating results and financial position could be materially impacted as we may suffer a reduction in or deferral of our revenue as a result of excessive product returns, may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and results may be adversely impacted. We have experienced such excess costs related to our new products in new manufacturing and assembly processes as well as other versions of our products. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customers, we may be expected to agree upon additional terms and conditions of sale which may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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
We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue, and limit our growth.*+
     We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering, Carsem and STATS ChipPAC Ltd., to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed upon services or products as needed. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.
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
     If we deliver poor quality products, our operating results and financial position could be materially impacted as we may suffer a reduction in or deferral of our revenue as a result of excessive product returns, may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to improve product quality and may have to rework or scrap poor quality inventory. We have experienced such excess costs related to our new products in new manufacturing and assembly processes, and if we ship poor quality products, our credibility and the market acceptance of our products could be harmed. Poor quality could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, we may be expected to provide additional terms and conditions of sale to our customer which may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products, which could harm our business.*+
     We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation, Sharp Corporation and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:
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
We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors.*+
     The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as larger semiconductor manufacturers enter into our market space. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but are not limited to:
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
     We consider our primary competitors to include Analog Devices, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion, and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost. In addition, in the event of a manufacturing capacity shortage, these competitors may have or be able to obtain silicon wafer fabrication capacity when we are unable to.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*+
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2007, we had 44 issued patents and 20 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to May 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*+
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 38% of our net revenue in 2006 and 44% of our net revenue for the nine months ended September 30, 2007. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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
Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.*+
     Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.
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
We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions, political instability, and currency fluctuations.*+
     A number of our customers are multinational corporations, with operations located throughout the world. In 2006 and the nine months ending September 30, 2007, 93% and 96%, respectively, of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:
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
Environmental laws and regulations could cause a disruption in our business and operations.*+
     We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including semiconductors, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment is responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, STATS ChipPAC Ltd., Carsem and Advanced Semiconductor Engineering, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with the legislation, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.
We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.*+
     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. In addition, in recent quarters, a number of key officers have joined our senior management team, and the failure of these executives to strengthen our company or increase our competitive advantage may adversely affect our overall business and financial performance. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

If we do not effectively manage our growth, our resources, systems, and controls may be strained and our operating results may suffer.*
     In recent periods, we have continued to increase the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.
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
Our stock price will fluctuate and may be volatile, which could result in substantial losses for investors and significant costs related to litigation.*+
     Investors may be unable to resell their shares at or above the purchase price and this could result in substantial losses for those investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:
•	actual or anticipated fluctuations in our revenue, operating results or growth rate;

•	failure to meet the expectations of securities analysts or investors with respect to our financial performance;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	sales of our common stock or other securities in the future;

•	stock market price and trading volume fluctuations of publicly-traded companies in general and semiconductor companies in particular;

•	the trading volume of our common stock;

•	changes in financial estimates and ratings by securities analysts for us, our competitors or companies in the semiconductor industry generally;

•	changes in the condition of the financial markets, the economy as a whole, the semiconductor industry, our customers or our competitors;

•	publicity about the semiconductor industry, our competitors or our customers; and

•	changes in key personnel.
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
Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.*
     As of January 31, 2007, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 64% of our outstanding common stock and we believe such stockholders continue to hold a significant portion of the Company’s outstanding common stock. As a result, these stockholders, acting together, may have the ability to control or exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES1

			Total Number of
	Total		Shares	Approximate Dollar
	Number of	Average	Purchased as Part of	Value of Shares that
	Shares	Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased	per Share[2]	Program	Under the Program
August 27, 2007 to August 31, 2007	117,500	$11.36	117,500	$13,665,630
September 1, 2007 to September 30, 2007	360,000	$11.62	360,000	$9,482,088

Total	477,500	$11.56	477,500

[1]	Represents shares of Common Stock repurchased in the open market in connection with the Company’s share repurchase program, under which the Company may repurchase up to $15 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This program was authorized by the Company’s Board of Directors and was publicly announced on July 23, 2007. There is no expiration date for the repurchase program.

[2]	Includes $0.03 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Specimen stock certificate.

10.1(3)	Offer letter between the Registrant and Mike Burns, dated August 5, 2007

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2007	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns

Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Specimen stock certificate.

10.1(3)	Offer letter between the Registrant and Mike Burns, dated August 5, 2007

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.