Form 10-K
period 2007-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2008-03-05
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50857

Volterra Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3251865
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47467 Fremont Blvd.
Fremont, CA 94538
(Address of principal executive offices, including zip code)

(510) 743-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Market on June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was $156,847,875, based on a closing price of $14.20 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2008, there were 24,114,121 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets. Our products are integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets that transform, regulate, deliver, and monitor the power consumed by digital semiconductors. Through our proprietary power system architecture and mixed-signal design techniques, we have integrated power, analog, and digital circuits onto a single complementary metal oxide silicon, or CMOS, semiconductor, thereby eliminating the need for a large number of discrete components required by conventional power management solutions.

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

The market for analog and mixed-signal semiconductors differs from the digital semiconductor market in several significant respects. Digital semiconductors provide processing functions in electronic systems and are therefore often optimized for a particular application or market. Analog and mixed-signal semiconductors are often used in a wider variety of applications and markets where different users have unique requirements regarding performance specifications such as size, speed, accuracy, and efficiency. As a result, the analog and mixed-signal semiconductor market is highly fragmented, providing smaller companies an opportunity to compete successfully against larger suppliers in certain market segments. Analog and mixed-signal semiconductors also generally have longer product life cycles than digital semiconductors. The market for digital semiconductors is usually characterized by rapid design cycles and shorter product life cycles. In addition, while digital semiconductors typically gain the performance benefit of leading-edge manufacturing process technologies, analog and mixed-signal semiconductor companies typically benefit from lower capital requirements through the use of more mature manufacturing process technologies. Analog and mixed-signal semiconductor design has traditionally been more dependent on individual design engineers who have the training and experience to design complex analog and mixed-signal semiconductors.

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

Power Management Semiconductor Market

Every digital semiconductor requires power to operate. This power is delivered by one or more analog semiconductors known as power management semiconductors. These power management semiconductors transform, regulate, and monitor power throughout electronic systems. Advances in digital semiconductors require power management solutions with higher performance, measured by greater speed, accuracy, and efficiency. In addition, the demand for smaller electronic devices is driving the need for power management solutions that deliver increased performance but are smaller in size. At the same time, the increased complexity of electronic systems is causing electronic system designers to adopt a distributed system power architecture that requires a larger number of power management semiconductors to meet the varied power requirements throughout the system. We believe these trends exist across multiple electronic equipment markets and are driving demand for greater quantities of more sophisticated power management solutions, and we believe our products have the features and technological advantages to meet and address this demand.

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

Our Solution

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors. Our products are integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets that are used to transform, regulate, deliver, and monitor the power consumed by digital semiconductors, such as microprocessors, graphics processors, digital signal processors, and memory. Through our proprietary power system architecture and mixed-signal design techniques, we have integrated power, analog, and digital circuits onto a single CMOS semiconductor, thereby eliminating the need for a large number of discrete components included in conventional power management solutions. We target the computing, storage, networking, and consumer markets where power management requirements are particularly challenging.

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

Our Strategy

We are a leading provider of high-performance, highly-integrated analog and mixed-signal power management solutions in the computing, storage, networking, and consumer markets and look to strengthen our market position by pursuing the following strategies:

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

Our Products and Markets

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets. Our products are primarily used in applications that require peak voltage regulating performance, such as data networking equipment, desktop and notebook computers, digital televisions, digital video recorders, or DVRs, game consoles, enterprise storage equipment, graphics cards, hard disk drives, printers, raid cards, servers, telecommunications equipment, base stations and workstations.

The demand for our products depends on many factors, including downturns in the semiconductor industry, our ability to introduce new products in a timely manner, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

We have a type of integrated voltage regulator semiconductors, which includes our VT100, VT200, and VT300 products, and a type of scalable voltage regulator semiconductor chipsets, which includes our VT1000 and VT1300 products. We classify our product families by specifications such as input voltage and output voltage, both measured in Volts, and maximum current, measured in Amperes, or Amps. We continually develop new products and new generations and versions of our existing products to improve product performance and features while reducing system cost and size.

Customers, Sales and Marketing

The electronics manufacturing industry is complex and disaggregated, with many electronic system designers relying upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, directly through our internal sales force and indirectly through distributors and outsourced suppliers.

Our sales are concentrated with a relatively small group of customers. In 2007, IBM, Metatech, Sabre and EIL each accounted for over 10% of our net revenue, and collectively accounted for 81% of our net revenue. In 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue. In 2005, IBM, Internix, Lite-On Technologies, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the total demand generated by those significant customers, given that such customers may also be responsible for additional “indirect” demand from distributors and outsourced suppliers like ODMs, CEMs, and merchant power supply manufacturers who purchase our products pursuant to their business relationships with such significant customers. Our sales data also may not identify customers who may be significant, despite not directly accounting for 10% of our net revenue, in that such customers may also generate significant “indirect” demand from these distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

We typically sell directly through our internal sales force to customers in North America. We sell both directly through our internal sales force and indirectly through distributors internationally. International sales comprised 96%, 93% and 94% of our net revenue in 2007, 2006 and 2005, respectively. We report our net revenue by geographic areas according to the destination to which our products are shipped, although such geographic area may not be the same geographic area in which such product is ultimately used. A further description of this geographic breakdown is included in Note 2(e) to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” below.

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

Our operating results could be negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. We also address higher-volume applications across multiple markets such as desktop and notebook computers, digital televisions, digital video recorders, or DVRs, game consoles, graphics cards, hard disk drives, printers and set-top boxes. In these higher-volume applications, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2007, our principal foundries and assembly and test subcontractors were located in Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan.

We have designed and implemented a structured product development process, which is consistent with ISO 9001 specifications, and a quality management system to provide the framework for quality, reliability, and manufacturability of our products. To ensure consistent product quality, reliability, and yield, we closely monitor the production cycle by reviewing electrical, parametric, and manufacturing process data from our foundries and assembly and test subcontractors. The manufacturing process of our products is technically challenging, however, and may create defects that are difficult to detect. If we deliver poor quality products, our operating results and financial position could be materially impacted if we suffer a reduction in or deferral of our revenue as a result of excessive product returns, if we incur substantial product replacement costs, if we are required to incur significant manufacturing or development costs to improve our quality, or if we have to rework or scrap returned inventory. In the second quarter of 2007, we initiated a recall of approximately $2.5 million of material due to poor product quality as a result of a manufacturing defect by one of our third-party vendors, and we believe that approximately $4 million of charges and excess costs were incurred as a result of the recall and product defects. These costs materially impacted our financial results for the quarter and for the full fiscal year.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

Research and Development

Our research and development efforts are focused on strengthening our market position by continually enhancing our proprietary power system architecture and expanding our mixed-signal and system-level design capabilities, as well as advancing our CMOS wafer fabrication process expertise and enhancing our packaging technologies. Through these efforts, we seek to introduce new products to address new market opportunities, to further reduce our design and manufacturing cost and to continue to improve the cost effectiveness, size, and performance of our solutions. If we are unable to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements, our business, operating results and financial condition would be negatively affected.

We have assembled a team of highly skilled engineers who have expertise in analog and mixed-signal design, power system design, process engineering, and package engineering to collaborate on research and development efforts. We have established a separate, dedicated group within our research and development organization that maintains forward-looking focus on new product architectures and future technologies. This group works closely with our customers, partners, and suppliers to align technology roadmaps and conduct extensive research to enhance our future products.

Research and development expense was $23.3 million, $23.0 million and $15.7 million in 2007, 2006 and 2005, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2007, we had 44 issued patents and 28 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to May 2025. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. Competitors may also recruit our employees who had access to our proprietary technologies. Any efforts that we take or measures that we implement to prevent misappropriation or infringement of our intellectual property may not be successful.

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

Employees

As of December 31, 2007, we had 164 full-time employees. There were 86 employees in research and development, 36 in sales, marketing and field services, 24 in general, administrative and finance and 18 in operations support. We believe we have good relations with our employees.

About Volterra

We were incorporated in Delaware in August 1996. Our principal executive offices are located at 47467 Fremont Blvd., Fremont, California 94538, and our telephone number is (510) 743-1200. Our web site address is www.volterra.com. The information on, or that can be accessed through, our web site is not part of this report.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of January 31, 2008, are as follows:

Name	Age	Position

Jeffrey Staszak	54	President, Chief Executive Officer and Director
Mike Burns	41	Vice President, Chief Financial Officer, Treasurer and Secretary
David Lidsky	41	Vice President of Design Engineering
William Numann	51	Vice President of Marketing
Craig Teuscher	40	Vice President of Sales and Applications Engineering

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

Mike Burns joined Volterra as our Vice President, Chief Financial Officer, Treasurer and Secretary in August 2007. Prior to joining Volterra, Mr. Burns served in various capacities within the finance organization at Intel Corporation, a semiconductor manufacturer, from 1992 to August 2007, most recently as Finance Director and Controller of Intel Capital. Mr. Burns earned his B.A. in economics and M.S. in industrial engineering from Stanford University, and his M.B.A. from the University of California at Berkeley’s Haas School of Business.

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

Included below is a description of risk factors related to our business, provided to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this annual report on Form 10-K. The risks and uncertainties set forth below are many, but not all of the risks and uncertainties facing our business. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you could lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.

Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.

We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of December 31, 2007, we had an accumulated deficit of $31.1 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 38% from $53.9 million in 2005 to $74.6 million in 2006, and increased to $74.7 million in 2007. We expect our quarterly and annual revenues to continue to fluctuate between periods, and our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns” business);

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the volatile nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates.

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

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. In 2007, IBM, Metatech, Sabre and EIL each accounted for over 10% of our net revenue, and collectively accounted for at least 81% of our net revenue, and in 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for at least 65% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tends to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

In 2007, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not materialize, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

In addition, our business in these markets has been subject to varying order patterns, and we expect business in new markets we enter into will similarly be subject to varying order patterns. In particular, our operating results could be negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. We also address higher-volume applications across multiple markets such as desktop and notebook computers, digital cameras, digital televisions, digital video recorders, or DVRs, game consoles, graphics cards, hard disk drives, printers and set-top boxes. In these higher-volume applications, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products or the levels of our operating expenses to address changes in demand, our operating results would be harmed.

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the current fiscal year. If demand for these products declines or does not grow, we may be forced to diversify our product offerings. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated. Our inability to diversify our products in a timely and cost-effective manner would harm our business and operating results.

We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. If we overestimate customer demand for our products, if product changes occur or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results. Our inventory levels decreased to $6.2 million at December 31, 2007 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.7 turns in the fourth quarter of 2007 compared to 5.1 turns in the third quarter of 2007 and increased compared to 2.9 turns in the fourth quarter of 2006. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

Our products are highly complex and may require modifications to resolve previously undetected design or process errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain previously undetected errors or defects in the design or that occur in the manufacturing or assembly process that may significantly affect yields or quality. If we deliver products with errors or defects, we may suffer a reduction in or deferral of our revenue as a result of significant product returns and our operating results and financial position could be materially impacted. We may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and results may be adversely impacted. In the second quarter of 2007, we initiated a recall of approximately $2.5 million of material due to poor product quality as a result of a manufacturing defect by one of our third-party vendors, and we believe that approximately $4 million of charges and excess costs were incurred as a result of the recall and product defects. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customer, we may be expected to agree upon additional terms and conditions of sale which may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering, Carsem and STATS ChipPAC Ltd., to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

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

The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. If we are unable to develop or introduce products on a timely basis, we may lose new or existing market and customer opportunities and our financial results or competitive position could be harmed. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, we expect to continue to bring new products to production in new manufacturing and assembly processes. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.

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

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2007, we had 44 issued patents and 28 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to May 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 46% of our net revenue in 2007. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.

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

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.

A number of our customers are multinational corporations, with operations located throughout the world. In 2007, 96% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2007 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we are unable to retain any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. In addition, in recent quarters, a number of key officers have joined or replaced members of our senior management team, and if these executives are unable to assist in strengthening our company or increasing our competitive advantage, then our overall business and financial performance may be adversely affected. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and could work with our competitors, subject to their continuing confidentiality obligations to Volterra. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

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

Our ability to successfully operate our business depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer and communications hardware necessary to operate our business is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, computer viruses, earthquakes and similar events, any of which may result in interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data or proprietary technical information. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. If any of these events or interruptions were to occur, our business and results of operations could be substantially harmed.

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

The stock market in general, the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

We believe our existing cash balances and cash expected to be generated from our operating activities will be sufficient to meet our working capital, capital expenditures, and other cash needs for at least the next 12 months. We have used our existing cash balances to fund our $15 million share repurchase program in 2007, and in January 2008, our Board has authorized a new share repurchase program for an additional $10 million. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition.

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.

As of January 31, 2008, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 46% of our outstanding common stock and we believe such stockholders continue to hold a significant portion of the Company’s outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 57,000 square feet in Fremont, California, under a lease that expires in 2012. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 7,000 square feet in Singapore under leases that expire in 2009. We also lease properties throughout the United States, Asia and in Europe for use as sales, research and development, business development or applications support offices. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate any foreseeable expansion of our operations in the current fiscal year.

Item 3.	Legal Proceedings

From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VLTR.” The following table sets forth the high and low sales prices (based on daily closing prices) of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low

Year ended December 31, 2007:
Fourth quarter ended December 31	$13.60	$11.03
Third quarter ended September 30	$14.33	$10.71
Second quarter ended June 30	$16.39	$12.56
First quarter ended March 31	$15.05	$12.89

Year ended December 31, 2006:
Fourth quarter ended December 31	$18.68	$14.52
Third quarter ended September 30	$16.40	$13.01
Second quarter ended June 30	$19.28	$13.70
First quarter ended March 31	$19.09	$14.67

The closing price for our common stock as reported by the Nasdaq Global Select Market on January 31, 2008 was $9.18 per share. As of January 31, 2008, there were approximately 476 stockholders of record of our common stock.

The following graph compares the cumulative 41-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index. An investment of $100 (assuming reinvestment of all dividends) is assumed to have been made in our common stock on July 29, 2004 or on June 30, 2004 and its relative performance is tracked through December 31, 2007. The Company has not paid any dividends on its common stock during this period. The stock price information shown on the graph below is not necessarily indicative of future price performance.

*	$100 invested on July 29, 2004 in stock or on June 30, 2004 in index-including reinvestment of dividends. Fiscal year ending December 31, 2007.

The information contained in the Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Dividends

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s share repurchase activity for the three months ended December 31, 2007:

				Approximate Dollar
	Total		Total Number of Shares	Value of Shares that
	Number of	Average	Purchased as Part of	May Yet be Purchased
	Shares	Cost Paid	Publicly Announced	Under
Period	Purchased	per Share	Program(1)	the Program

October 1, 2007 to October 31, 2007(2)	463,419	$12.81	460,000	$3,584,897
November 1, 2007 to November 30, 2007	295,000	$12.19	295,000	$—
December 1, 2007 to December 31, 2007	—	$—	—	$—
Total	758,419	$12.57	755,000

(1)	Represents shares of Common Stock repurchased in the open market in connection with the Company’s share repurchase program, under which the Company may repurchase up to $15 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This program was authorized by the Company’s Board of Directors and was publicly announced on July 23, 2007. There is no expiration date for the repurchase program. Cost of shares repurchased under this program includes a $0.03 per share broker commission.

(2)	Includes the repurchase of 3,419 shares at a purchase price of $11.45 not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to the Company in connection with stock option exercises.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations and consolidated balance sheet data for the years ended December 31, 2007, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share data)

Statements of Operations Data:
Net revenue	$74,689	$74,588	$53,867	$43,935	$25,118
Net income (loss)	$313	$6,913	$5,406	$5,109	$(4,027)
Basic net income (loss) per share	$0.01	$0.29	$0.23	$0.40	$(0.74)
Diluted net income (loss) per share	$0.01	$0.26	$0.21	$0.22	$(0.74)
Weighted average shares outstanding, basic	24,332	24,074	23,583	12,891	5,473
Weighted average shares outstanding, diluted	26,302	26,164	26,193	23,100	5,473

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheets Data:
Cash and investments	$47,414	$51,791	$47,907	$44,733	$10,129
Current assets	$67,681	$79,135	$61,992	$52,690	$14,893
Total assets	$74,095	$83,703	$65,503	$54,138	$16,116
Line of credit and long-term debt	$—	$—	$—	$—	$1,800
Convertible preferred stock	$—	$—	$—	$—	$60,818
Total stockholders’ equity (deficit)	$63,358	$71,816	$57,760	$50,265	$(49,232)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our net revenue was $74.7 million, $74.6 million and $53.9 million in 2007, 2006, and 2005, respectively. We generated net income of $0.3 million, $6.9 million and $5.4 million in 2007, 2006, and 2005, respectively. We incurred losses in all periods prior to 2004, and as of December 31, 2007, we had an accumulated deficit of $31.1 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In 2007, we estimate that 73% of our net revenue was derived from sales in the server and storage market, 14% from the networking and communications market, 10% from the desktop and workstation market; and 3% from the consumer and portable market. We believe that a significant portion of our revenues in the upcoming fiscal year shall continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect our sales and accounts receivable to similarly be concentrated with a small group of customers in the future. In 2007, IBM, Metatech, Sabre and EIL each accounted for over 10% of our net revenue, and collectively accounted for 81% of our net revenue. In 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

Because demand for our products is impacted by demand for our customers’ products, our revenue depends on the timing, size, and speed of commercial introductions of systems that use our products, and our customers’ ability to manage their inventory in relationship to such demand. We continue to expect a significant amount of our revenue to come from the commercial introduction of new systems, which is often more difficult to forecast than ongoing demand for previously introduced systems. A number of our customers’ applications, particularly in the desktop and workstation market and consumer and portable market, are subject to short product cycles and prone to delays in development and commercial introduction or significant changes in demand, making it inherently difficult to accurately forecast demand for such applications in any period. A number of our customers, such as ODMs, CEMs, and merchant power supply manufacturers, also are dependent upon the demand of other companies, which makes sales to such parties more difficult to forecast accurately. These fluctuations in demand could materially affect our operating results on a period by period basis.

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 25% and 35% in each of the third and fourth quarter of 2007, as well as the fourth quarter of 2006. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. In 2007, sales to international distributors represented 46% of net revenue, compared to 38% in 2006. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling and collections expenses than direct sales.

Our cost of revenue consists primarily of purchases of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, the levels of sales to distributors, manufacturing volumes and yields, discounts or other financial incentives to customers and inventory and overhead costs. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs decrease as manufacturing efficiency improves. In addition, because our power management products are highly complex and the manufacturing process for our products is technically challenging, previously undetected design defects and minor deviations in the manufacturing process can cause substantial decreases in yields or quality. Such decreases in yields or quality can impact our gross margins due to a reduction in our revenue as a result of significant product returns, may cause us to incur product replacement costs, and may cause us to rework or scrap inventory that had been manufactured with the defect. In the second quarter of 2007, we initiated a recall of approximately $2.5 million of material due to poor product quality as a result of a manufacturing defect by one of our third-party vendors, and we believe that approximately $4 million of charges and excess costs were incurred as a result of the recall and product defects. These costs materially impacted our financial results for the quarter and for the full fiscal year. We are also unable to determine what adverse effects these types of recalls or quality problems may have on our reputation or our future business from new or existing customers. If we are unable to manage these risks, our revenue and gross margins and financial position may be materially adversely impacted. Finally, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $6.2 million at the end of the fourth quarter, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.7 in the fourth quarter of 2007 compared to 5.1 turns in third quarter of 2007 and 2.9 turns in the fourth quarter of 2006. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

Our research and development expense consists primarily of compensation and related costs for employees involved in the design and development of our products, prototyping and other development expense, and the depreciation costs related to equipment being used for research and development. All research and development costs are expensed as incurred. Research and development expenses can fluctuate as a result of long design cycles with periods of relatively low expenses punctuated with increased expenditures for prototypes and product development toward the end of the design cycle. Our selling, general and administrative expense consists primarily of compensation and related costs for employees involved in general management, sales and marketing, finance, human resources and information technology, as well as expenses related to travel and entertainment, professional services, and insurance.

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in general management, sales and marketing, finance, human resources and information technology, as well as expenses related to travel and entertainment, professional services, and insurance.

Our income tax expense is dependent on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the U.S. and changing assessments of statutory tax rates. The effective tax rate on our domestic income is currently significantly lower than statutory rates because we utilize net operating loss carry-forwards from which no previous benefit had been recognized to offset taxable income. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable domestic operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our mix of income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax expense.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Net revenue	100%	100%	100%
Cost of revenue	51	48	45

Gross margin	49	52	55
Operating expenses:
Research and development	31	31	29
Selling, general and administrative	20	16	16

Total operating expenses	51	47	45

Income from operations	(2)	5	10
Interest and other income, net	3	3	2

Income before income taxes	1	8	12
Income tax expense (benefit)	—	(1)	2

Income before cumulative effect of accounting change accounting change	1	9	10
Cumulative effect of accounting change	—	—	—

Net income	1%	9%	10%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Net Revenue.  Net revenue was $74.7 million in 2007 and $74.6 million in 2006. Although overall net revenue in 2007 grew slightly from 2006, revenue increased an estimated $4.4 million evenly split between the consumer and portable and the networking and telecom markets, offset by an estimated decrease of $2.9 million and $1.4 million in the server and storage and the desktop and workstation markets respectively.

Cost of Revenue and Gross Margin.  Cost of revenue was $37.9 million in 2007 and $35.5 million in 2006. Cost of revenue increased primarily as a result of charges related to product recall that occurred in the second quarter of 2007. Gross margin was $36.8 million in 2007 and $39.1 million in 2006, a decrease of 6%. Gross margin as a percent of net revenue was 49% in 2007 and 52% in 2006, a decrease of 3% due primarily to the product recall discussed earlier.

Research and Development.  Research and development expenses were $23.3 million in 2007 and $23.0 million in 2006, an increase of 1%. The increase was primarily due to the increase in wages and related expenses resulting from increases in headcount and partially offset by decreases in product development and prototype expenses.

Selling, General and Administrative.  Selling, general and administrative expenses were $15.1 million in 2007 and $11.7 million in 2006, an increase of 29%. The increase was primarily due to a $1.7 million increases in wages and related expenses resulting from increase in headcount, a $0.5 million increase in travel expenses and a $0.5 million increase in other professional services.

Income Tax.  Income tax expense was $0.2 million in 2007 and income tax benefit was $0.5 million in 2006. In 2006, we lowered our estimated annual effective tax rate due to a change in enacted applicable foreign tax rates that was retroactive to 2005. Accordingly, the change in rate changed the likelihood of payment of a contingent tax liability to be no longer probable, therefore resulting in the reversal of the contingent income tax liability that had been recorded in income tax expense in 2005.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Net Revenue.  Net revenue was $74.6 million in 2006 and $53.9 million in 2005, an increase of 38%. Volume of shipments increased 47% for 2006 as compared to 2005. The increase in net revenue was primarily due to higher sales in the server and storage market, as well as increasing sales in the networking and communications market.

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

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $57.9 million, including cash and cash equivalents of $47.4 million. Our cash and cash equivalents increased by $5.6 million in 2007. We currently have no debt and believe that our current cash, cash equivalents, and investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $10.4 million, $4.0 million and $3.9 million in 2007, 2006, and 2005, respectively. The primary sources of cash from operations in 2007 consisted of net income providing $6.7 million after adjusting for non-cash items included in net income and decreases in inventory of $6.3 million related to sales of inventory and disposition of inventory related to product recalls, partially offset by decreases in accounts payable of $3.4 million. The primary sources of cash from operations in 2006 were net income providing $12.9 million after adjusting for non-cash items included in net income and increases in accounts payable of $4.2 million, partially offset by increases in inventory of $8.2 million and accounts receivable of $4.4 million. Higher sales levels in 2006 resulted in increases in inventory and accounts receivable as well as higher production resulting in increases in accounts payable balances. The primary sources of cash from operations in 2005 were $6.1 million in net income after adjusting for non-cash items and increases in accounts payable of $2.5 million, offset by increases in accounts receivable of $6.6 million.

Our investing activities provided net cash of $7.9 million, $2.1 million and $2.3 million in 2007, 2006 and 2005, respectively. The primary source of cash from investing in 2007 was the net maturity of short-term investments of $9.8 million, and partially offset by $2.0 million of purchases of property and equipment primarily related to the leasehold improvement for our new office in Fremont, California. The primary source of cash from investing in 2006 was the net maturity of short-term investments of $4.8 million offset by $2.7 million of purchases of equipment and computer hardware, principally related to server backup system and test equipment. In 2005, the net maturity of short-term investments was $5.1 million offset by purchases of equipment of $2.8 million which was related to our upgrade of information systems.

Our financing activities used net cash of $12.7 million in 2007, compared to net cash provided of $2.7 million and $1.8 million in 2006 and 2005, respectively. We used $15.0 million in 2007 to repurchase our common stock, this was partially offset by sales of securities under our stock option and employee stock purchase plans of $2.3 million. In January 2008, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock. The primary sources of cash from financing in 2007, 2006 and 2005 were sales of securities under our stock option and employee stock purchase plans.

Contractual Obligations

We depend entirely upon third party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we must order these materials well in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months of shipment.

The following table sets forth our contractual obligations as of December 31, 2007 and the years in which such obligations are expected to be settled (in thousands):

				2011 and
	2008	2009	2010	Thereafter	Total

Operating lease obligations	$1,039	$930	$740	$1,312	$4,021
Purchase obligations	3,721	—	—	—	3,721

	$4,760	$930	$740	$1,312	$7,742

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

The FASB agreed to a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, intends to clarify disclosure requirements about the fair-value measurements of pension plan assets by plan sponsors, and will develop additional guidance on how Statement 157 applies to measurements of liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. As of December 31, 2007, we held no short-term investments. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income.

Our sales outside the United States are transacted in U.S. dollars; accordingly our sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$47,414	$41,814
Short-term investments	—	9,977
Accounts receivable, net of allowances of $986 and $538, respectively	12,318	13,294
Inventory, net	6,185	12,589
Prepaid expenses and other current assets	1,764	1,461

Total current assets	67,681	79,135
Property and equipment, net	5,647	4,514
Other assets	767	54

Total assets	$74,095	$83,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,127	$8,510
Accrued liabilities	4,680	3,377

Total current liabilities	9,807	11,887
Lease Incentive	930	—
Commitments (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized;
23,566,834 and 24,385,362 shares issued and outstanding, respectively	24	24
Additional paid-in capital	94,410	103,181
Accumulated deficit	(31,076)	(31,389)

Total stockholders’ equity	63,358	71,816

Total liabilities and stockholders’ equity	$74,095	$83,703

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net revenue	$74,689	$74,588	$53,867
Cost of revenue	37,906	35,494	24,235

Gross margin	36,783	39,094	29,632

Operating expenses:
Research and development	23,285	23,007	15,720
Selling, general and administrative	15,081	11,664	8,558

Total operating expenses	38,366	34,671	24,278

(Loss) income from operations	(1,583)	4,423	5,354
Interest and other income	2,482	2,067	1,288
Interest and other expense	(95)	(58)	(30)

Income before income taxes	804	6,432	6,612
Income tax expense (benefit)	236	(481)	1,206

Income before cumulative effect of accounting change	568	6,913	5,406
Cumulative effect of accounting change, net of tax	255	—	—

$16, $0 and $0, respectively (note 11)
Net income	$313	$6,913	$5,406

Net income per share:
Basic:
Net income per share before cumulative effect of accounting change	$0.02	$0.29	$0.23
Cumulative effect of accounting change	(0.01)	—	—

Net income per share	$0.01	$0.29	$0.23

Diluted:
Net income per share before cumulative effect of accounting change	$0.02	$0.26	$0.21
Cumulative effect of accounting change	(0.01)	—	—

Net income per share	$0.01	$0.26	$0.21

Weighted average shares outstanding:
Basic	24,332	24,074	23,583

Diluted	26,302	26,164	26,193

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$313	$6,913	$5,406
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,063	1,613	703
Accretion of discount on investments	146	211	(243)
Provision for doubtful accounts	155	(152)	—
Loss on disposal of fixed assets and other	8	4	19
Stock-based compensation	3,980	4,304	245
Changes in operating assets and liabilities:
Accounts receivable	821	(4,431)	(6,614)
Inventory	6,337	(8,200)	851
Deferred tax assets	(54)	44	(85)
Prepaid expenses and other current assets	(962)	(434)	(280)
Accounts payable	(3,449)	4,243	2,499
Accrued liabilities	1,060	(99)	1,371

Net cash provided by operating activities	10,418	4,016	3,872

Cash flows from investing activities:
Purchases of property and equipment	(1,994)	(2,654)	(2,785)
Purchases of short-term investments	—	(9,854)	(14,618)
Proceeds from sales of property and equipment	29	—	—
Proceeds from maturity of short-term investments	9,831	14,618	19,747

Net cash provided by investing activities	7,866	2,110	2,344

Cash flows from financing activities:
Repurchase and retirement of common stock	(15,010)	—	—
Proceeds from issuance of common stock, net	2,326	2,733	1,844

Net cash (used) provided by financing activities	(12,684)	2,733	1,844

Net increase in cash and cash equivalents	5,600	8,859	8,060
Cash and cash equivalents, beginning of period	41,814	32,955	24,895

Cash and cash equivalents, end of period	$47,414	$41,814	$32,955

Supplemental disclosure of cash flows:
Cash refunds (paid) for income taxes	$375	$(909)	$(189)
Supplemental disclosure of non-cash investing and financing activities:
Addition to fixed assets from lease incentive	$1,254	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2007, 2006, and 2005
(In thousands, except share amounts)

						Total
			Additional	Reclassification		Stockholders’
	Common Stock		Paid-in	of Stock-based	Accumulated	Equity
	Shares	Dollars	Capital	Compensation	Deficit	(Deficit)

Balances as of December 31, 2004	23,336,165	$23	$94,412	$(462)	$(43,708)	$50,265
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	484,165	1	1,843	—	—	1,844
Amortization of deferred stock-based compensation	—	—	—	195	—	195
Deferred stock-based compensation for forfeited awards	—	—	(78)	78	—	—
Stock-based compensation to non-employees	—	—	50	—	—	50
Net income	—	—	—	—	5,406	5,406

Balances as of December 31, 2005	23,820,330	24	96,227	(189)	(38,302)	57,760
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	565,032	—	2,733	—	—	2,733
Stock-based compensation	—	—	4,410	—	—	4,410
Reversal of deferred stock-based compensation	—	—	(189)	189	—	—
Net income	—	—	—	—	6,913	6,913

Balances as of December 31, 2006	24,385,362	$24	$103,181	$—	$(31,389)	$71,816
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	413,972	—	2,326	—	—	2,326
Stock-based compensation	—	—	3,913	—	—	3,913
Repurchase and retirement of common stock	(1,232,500)	—	(15,010)	—	—	(15,010)
Net income	—	—	—	—	313	313

Balances as of December 31, 2007	23,566,834	$24	$94,410	$—	$(31,076)	$63,358

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

	As of December 31,
	2007	2006

Amortized cost	$—	$9,977
Unrealized gains	—	4
Unrealized losses	—	(2)

Fair value	$—	$9,979

All investments in debt securities were included in short-term investments at December 31, 2006.

The Company sells its products to international distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking, and consumer electronic industries. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for when it is probable and estimable that accounts receivable will not be collected.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Accounts Receivable

An allowance for doubtful account is recorded based on management’s judgments and estimates on the collectibility of accounts receivable based on historical bad debt experience, customers’ creditworthiness, and recent changes in customers’ payment trend. If circumstances change adversely, additional bad debt allowances may be required.

(e)	Segment Reporting and Significant Customers

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

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2007	2006	2005	2007	2006

A	37%	35%	26%	38%	25%
B	20%	16%	12%	13%	16%
C	12%	14%	12%	23%	28%
D	12%	*	*	14%	13%
E	*	*	11%	*	*
F	*	*	10%	*	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2007	2006	2005

Singapore	49%	49%	44%
China	31%	26%	22%
Taiwan	10%	8%	9%
United States	4%	7%	6%
Japan	3%	4%	11%
Other	3%	6%	8%

(f)	Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Property and Equipment

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

(h)	Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future warranty returns. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are generally limited to instances of potential product failure under the Company warranties that generally provide that products will be free from defects for a limited period of time following shipment.

The Company has made no sales to U.S. distributors. Volterra’s sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights under the Company’s standard warranty. Revenue on these sales is recognized upon shipment when title passes to the distributor. Volterra estimates future international distributor sales returns based on historical data and current business expectations and reduces revenue for estimated future returns through the allowance for sales returns.

(i)	Earnings Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income	$313	$6,913	$5,406

Denominator:
Weighted average shares outstanding, basic	24,332,270	24,073,587	23,583,135

Effect of dilutive securities:
Stock options	1,969,769	2,090,096	2,609,709

Weighted average shares outstanding, diluted	26,302,039	26,163,683	26,192,844

Basic net income per share	$0.01	$0.29	$0.23

Diluted net income per share	$0.01	$0.26	$0.21

Stock options outstanding in the amount of 2,567,183, 731,969 and 767,400 shares for the twelve months ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of December 31, 2007 could dilute net income per share in the future.

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

(k)	Stock-Based Compensation

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

SFAS No. 123R was adopted using the modified prospective transition method. Under the modified prospective method, prior periods are not restated for the effect of SFAS No. 123R. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 included all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, deferred stock-based compensation of $189 as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into additional paid-in-capital upon the adoption of SFAS No. 123R.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2007	2006	2005

Stock-based compensation expense:
Cost of revenue	$190	$275	$16
Research and development	2,242	2,376	87
Sales, general and administrative	1,548	1,653	142

Total stock-based compensation expense	3,980	4,304	245
Tax effect of stock-based compensation	—	—	—

Effect on net income	$3,980	$4,304	$245

Effect on basic net income per share	$0.16	$0.18	$0.01

Effect on diluted net income per share	$0.15	$0.17	$0.01

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R prior to January 1, 2006:

Year Ended December 31,
2005

Net income as reported	$5,406
Add: stock-based compensation for employee awards included in the determination of net income, net of tax	159
Deduct: stock-based compensation for employee awards determined under fair value method, net of tax	(4,568)

Pro forma net income	$997

Basic net income per share:
As reported	$0.23

Pro forma	$0.04

Diluted net income per share
As reported	$0.21

Pro forma	$0.04

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical exercise behavior, and other factors. The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Expected life (in years)	3.9	4.1	4.0	0.5	0.5	0.5
Expected volatility	38%	41%	51%	36%	42%	48%
Risk-free interest rates	4.6%	4.7%	3.9%	4.8%	4.6%	3.6%
Expected dividend yield	—	—	—	—	—	—

The weighted-average grant-date fair value of stock options granted was $4.61, $6.55 and $5.91 during the years ended December 31, 2007, 2006, and 2005 respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $3.55, $3.92 and $3.38 during the years ended December 31, 2007, 2006 and 2005.

(l)	Comprehensive Income

Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2007, 2006, and 2005.

(m)	Accounting for Lease Incentives

As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility. The Company used the allowance to make leasehold improvements which will be depreciated over the useful life of the assets or the lease term, whichever was shorter. The offsetting lease incentives liability will be amortized over the term of the lease.

(n)	Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

3.	Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2007	2006

Work-in-process	$2,964	$8,383
Finished goods	3,221	4,206

	$6,185	$12,589

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2007	2006

Computer hardware	$1,401	$1,464
Computer software	4,532	4,431
Equipment and furniture	4,524	3,979
Leasehold improvements	1,934	731

	12,391	10,605
Less accumulated depreciation and amortization	(6,744)	(6,091)

	$5,647	$4,514

Depreciation and amortization expense was $2,063, $1,613 and $703 for the years ended December 31, 2007, 2006, and 2005, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2007	2006

Accrued compensation	$1,895	$1,657
Professional services	891	596
Other taxes payable	818	589
Income tax payable	513	225
Short-term lease incentives	243	—
Other accrued liabilities	320	310

	$4,680	$3,377

6.	Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2007, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2007, 2006 and 2005, no shares of preferred stock were outstanding.

The Company has reserved shares of common stock for future issuance at December 31, 2007 as follows:

Stock options outstanding	6,010,319
Stock options available for future grants	4,184,949
Employee stock purchase plan	1,551,087

11,746,355

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Stock Option Plans

As of December 31, 2007, the Company had authorized 13,571,853 shares of common stock for issuance under the Company’s stock option plans; the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

The following table summarizes stock option activity under the plans during the years 2005, 2006, and 2007:

		Options Outstanding
			Weighted
	Options		Average
	Available	Number	Exercise
	for Grant	of Shares	Price

Balances as of December 31, 2004	3,452,119	4,097,170	$4.13
Authorized	1,171,250	—	—
Granted	(1,229,685)	1,229,685	$13.33
Exercised	—	(416,304)	$2.86
Canceled	181,366	(181,366)	$8.44

Balances as of December 31, 2005	3,575,050	4,729,185	$6.47
Authorized	1,355,023	—	—
Granted	(1,236,163)	1,236,163	$16.83
Exercised	—	(473,204)	$3.46
Canceled	218,020	(218,020)	$12.71

Balances as of December 31, 2006	3,911,930	5,274,124	$8.90
Authorized	1,356,830	—	—
Granted	(1,541,575)	1,541,575	$12.89
Exercised	—	(347,616)	$4.54
Canceled	457,764	(457,764)	$14.88

Balances as of December 31, 2007	4,184,949	6,010,319	$9.72

As of December 31, 2007, the weighted average remaining contractual life for options outstanding was 5.3 years. Additionally, as of December 31, 2007, there were 3,509,560 option exercisable with a weighted average exercise price of $6.88 per share, and the weighted-average remaining contractual life for exercisable options was 4.6 years. The aggregate intrinsic value of options outstanding and exercisable was $18,657 and $18,294, respectively. The total intrinsic value of options exercised was $3,016, $6,067 and $4,329 during the years ended December 31, 2007, 2006, and 2005, respectively.

The following is a summary of non-vested options activity during the year ended December 31, 2007:

		Weighted
		Average Fair
Non-vested Options	Shares	Value

Outstanding at December 31, 2006	2,286,213	$5.68
Granted	1,541,575	$4.61
Vested	(936,412)	$5.24
Canceled	(420,856)	$5.81

Oustanding at December 31, 2007	2,470,520	$5.16

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $9,512 of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of options vested was $4,904, $3,546 and $1,486 during the years ended December 31, 2007, 2006 and 2005, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2007, the Company had authorized 1,822,736 shares for issuance under the ESPP. The Company issued 98,835, 99,328 and 73,486 shares at a weighted-average price of $11.65, $11.05 and $9.19 per share pursuant to the ESPP during the years ended December 31, 2007, 2006 and 2005, respectively.

7.	Income Taxes

The components of income before income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005

United States	$(1,333)	$904	$7,124
Foreign	2,137	5,528	(512)

Income before income taxes	$804	$6,432	$6,612

Income tax (benefit) expense in 2007, 2006 and 2005 is comprised of federal, state, and foreign taxes. The Company incurred no material income tax expense and did not recognize any income tax benefits in periods prior to 2004. All state franchise taxes have been recorded in selling, general and administrative expense in prior periods.

The components of the income tax (benefit) expense are as follows:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$34	$111	$34
State	(2)	16	5
Foreign	258	(652)	1,252

	290	(525)	1,291
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(54)	44	(85)

	(54)	44	(85)

Total income tax expense (benefit)	$236	$(481)	$1,206

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of expected income tax (benefit) expense computed by applying the statutory federal income tax rate to income before income taxes and actual income tax expense recorded is as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax expense at statutory rate	$273	$2,194	$2,250
State tax, net of federal benefit	(1)	10	3
Foreign tax	250	(652)	1,252
Alternative minimum tax	—	—	—
Non-deductible expenses	24	21	88
Tax credits	(973)	(856)	(746)
Valuation allowance adjustments related to net operating losses and other	397	(1,547)	(1,641)
Stock based compensation	266	349	—

Total income tax expense (benefit)	$236	$(481)	$1,206

Deferred tax assets and liabilities consisted of the following:

	December 31,
	2007	2006

Deferred tax assets:
Property and equipment	$—	$87
Acruals and reserves	2,725	1,607
Research and development and MIC credits	6,797	7,093
Capitalized research and development costs	3,849	5,167
Net operating loss carry-forwards	1,886	1,335

Gross deferred tax assets	15,257	15,289

Deferred tax liabilities:
Property and equipment	$(53)	—

Net deffered tax assets	15,204	15,289
Valuation allowance	(15,109)	(15,248)

Net deferred tax assets	$95	$41

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. For periods prior to 2004, the Company incurred a pre-tax loss in each period since inception. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2007 and 2006. The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $15,109 and $15,248, respectively. The net change in the valuation allowance was a decrease of $139 and $2,613 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company has net operating loss carry-forwards of approximately $12,403 for federal and $7,347 for California state tax purposes. The cumulative inclusion of stock options in the carry-forward net operating losses for federal and California state is $6,857 and $7,347. Upon realization of these stock options,

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impact will be recorded in equity. If not utilized, these carry-forwards will begin to expire in 2022 for federal tax purposes and 2012 for California state tax purposes.

As of December 31, 2007, the Company has research credit carry-forwards of approximately $5,136 and $5,629 for federal and California state tax purposes. If not utilized, the federal carry-forwards will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely. As of December 31, 2007, the Company has state manufacturer investment tax credits (MIC) of $153, which begin to expire in 2009. As of December 31, 2007, the Company has a federal alternative minimum tax credit of $233, which can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carry- forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. As of December 31, 2007, the Company has determined that no ownership change has occurred that would result in limitations on the current and future utilization of its net operating loss carry-forwards.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which the Company adopted effective January 1, 2007. FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In addition the Company recorded the immaterial cumulative interest and penalties through 2007 related to foreign contingencies. See Note 2(j) of our Consolidated Financial Statements for further disclosure of the impact of adopting FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$2,834
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	(143)
Gross increases for tax positions of current year	577
Gross decreases for tax positions of current year	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$3,268

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2,771 as of December 31, 2007.

The Company is subject to U.S. federal, state and Singapore income tax audits by taxing authorities for fiscal years from inception through 2007. It is expected that the amount of unrecognized tax benefits will also change for other reasons in the next 12 months; however, the Company does not expect that change to have a significant impact on our financial position or results of operations.

8.	Commitments

The Company leases its facilities under operating lease agreements expiring between 2008 and 2012. Rent expense was $936, $659 and $509 for the years ended December 31, 2007, 2006, and 2005, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s contractual obligations as of December 31, 2007 and the years in which such obligations are expected to be settled:

				2011 and
	2008	2009	2010	Thereafter	Total

Operating lease obligations	$1,039	$930	$740	$1,312	$4,021
Purchase obligations	3,721	—	—	—	3,721

	$4,760	$930	$740	$1,312	$7,742

Inventory purchase commitments are comprised of the estimated obligation for in-process silicon wafers.

9.	Valuation and Qualifying Accounts

		Additions
		Deducted
		from
	Balance at	Revenue/		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period

Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$155	$—	$155
Sales returns and allowances	$538	$4,604	$(4,311)	$831
Deferred tax asset valuation allowance	$15,248	$769	$(908)	$15,109

Year ended December 31, 2006:
Allowance for doubtful accounts	$151	$(151)	$—	$—
Sales returns and allowances	$503	$1,636	$(1,601)	$538
Deferred tax asset valuation allowance	$17,861	$—	$(2,613)	$15,248

Year ended December 31, 2005:
Allowance for doubtful accounts	$151	$—	$—	$151
Sales returns and allowances	$951	$324	$(772)	$503
Deferred tax asset valuation allowance	$17,428	$433	$—	$17,861

10.	Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Revenue	17,553	18,480	18,875	19,781
Gross Margin	9,587	5,988	10,257	10,951
Net Income (Loss)	361	(2,541)	497	1,996
Net Income per share:
Basic	$0.01	$(0.10)	$0.02	$0.08
Diluted	$0.01	$(0.10)	$0.02	$0.08

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Revenue	15,652	17,580	20,113	21,243
Gross Margin	7,942	8,746	10,435	11,971
Net Income	517	1,244	1,763	3,390
Net Income per share:
Basic	$0.02	$0.05	$0.07	$0.14
Diluted	$0.02	$0.05	$0.07	$0.13

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

11.	Change in Accounting Principle

Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.

As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses. The Company recorded $70 of additional expenses related to its sabbatical leave program in 2007.

12.	Stock Repurchases

Under the Company’s stock repurchase program announced on July 23, 2007, the Company repurchased 1,232,500 shares during the year ended December 31, 2007 for $15,010, at an average cost of $12.18 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Upon repurchase, all shares were retired and no longer deemed outstanding. As of December 31, 2007, this repurchase program was completed and no open purchase obligations were outstanding under this program.

13.	Subsequent Event

On January 28, 2008, the Company announced that our Board of Directors had approved the additional repurchase of up to an aggregate of $10,000 of our outstanding common stock. The repurchase program began in January 2008, and the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases shall be made in compliance with applicable rules and regulations, and may be made under a plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Upon repurchase, all shares may be treated as treasury shares available for future issuance by the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Volterra Semiconductor Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Volterra Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by COSO.

As described in note 2(k) to the consolidated financial statements, effective January 1, 2006, Volterra Semiconductor Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective method.

As described in note 2(j) to the consolidated financial statements, effective January 1, 2007, Volterra Semiconductor Corporation adopted Financial Accounting Standard Board Interpretation No. 48, Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

As described in note 11 to the consolidated financial statements, effective January 1, 2007, Volterra Semiconductor Corporation adopted Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

/s/  KPMG LLP

Mountain View, California
March 4, 2008

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

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference from the sections entitled “Certain Transactions,” “Equity Compensation Plan Information” and “Proposal 1 — Election of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

See Note 9 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit
Number		Description Of Documents

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10	.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10	.3(3)*	1996 Stock Option Plan and forms of related agreements.
10	.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10	.5(5)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10	.6(6)*	2004 Employee Stock Purchase Plan.

Exhibit
Number		Description Of Documents

10	.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10	.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10	.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10	.10(7)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10	.11(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10	.12(9)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10	.13(10)*	Offer letter between the Registrant and Hamza Yilmaz, dated January 13, 2007.
10	.14(11)*	Transition and resignation agreement between the Registrant and Greg Hildebrand, dated October 5, 2007
10	.15(12)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10	.16(13)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10	.17(14)*	2007 Management Bonus Plan
10	.18(15)*	Management Bonus Plan
10	.19*	Cash Compensation Policy for Non-Employee Directors
10	.20*	2008 Executive Compensation and 2007 Bonus Awards
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(16)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(16)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

(6)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.17 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2007, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2007, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 15, 2007, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

(16)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.

(b) Exhibits

See Item 15(a) above.

(c) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/s/ JEFFREY STASZAK
Jeffrey Staszak
President and Chief Executive Officer

Dated: March 5, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Staszak and Mike Burns, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2008

/s/ MIKE BURNS Mike Burns	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2008

/s/ MEL FRIEDMAN Mel Friedman	Director	March 5, 2008

/s/ VAHID MANIAN Vahid Manian	Director	March 5, 2008

/s/ CHRISTOPHER PAISLEY Christopher Paisley	Director	March 5, 2008

/s/ EDWARD ROSS Edward Ross	Director	March 5, 2008

/s/ EDWARD WINN Edward Winn	Director	March 5, 2008

EXHIBIT INDEX

Exhibit
Number		Description Of Documents

3	.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3	.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10	.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10	.3(3)*	1996 Stock Option Plan and forms of related agreements.
10	.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10	.5(5)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10	.6(6)*	2004 Employee Stock Purchase Plan.
10	.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10	.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10	.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10	.10(7)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10	.11(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10	.12(9)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10	.13(10)*	Offer letter between the Registrant and Hamza Yilmaz, dated January 13, 2007.
10	.14(11)*	Transition and resignation agreement between the Registrant and Greg Hildebrand, dated October 5, 2007
10	.15(12)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10	.16(13)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10	.17(14)*	2007 Management Bonus Plan
10	.18(15)*	Management Bonus Plan
10	.19*	Cash Compensation Policy for Non-Employee Directors
10	.20*	2008 Executive Compensation and 2007 Bonus Awards
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(16)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(16)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

(6)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.17 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2007, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2007, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 15, 2007, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

(16)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.