Form 10-Q
period 2008-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2008-04-30
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (510) 743-1200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2008, the registrant had 25,346,621 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$50,020	$47,414
Accounts receivable, net of allowances of $1,154 and $986, respectively	12,096	12,318
Inventory	9,554	6,185
Prepaid expenses and other current assets	1,690	1,764

Total current assets	73,360	67,681
Property and equipment, net	5,887	5,647
Other assets	712	767

Total assets	$79,959	$74,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,780	$5,127
Accrued liabilities	5,798	4,680

Total current liabilities	13,578	9,807
Lease Incentive	870	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 23,694 and 23,567 shares issued and outstanding, respectively	24	24
Additional paid-in capital	96,518	94,410
Accumulated deficit	(28,590)	(31,076)
Treasury stock at cost, 284 and 0 shares, respectively	(2,441)	—

Total stockholders’ equity	65,511	63,358

Total liabilities and stockholders’ equity	$79,959	$74,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenue	$23,011	$17,553
Cost of revenue	10,149	7,966

Gross margin	12,862	9,587

Operating expenses:
Research and development	6,424	6,072
Selling, general and administrative	4,241	3,458

Total operating expenses	10,665	9,530

Income from operations	2,197	57
Interest and other income	430	628
Interest and other expense	(64)	(20)

Income before income taxes	2,563	665
Income tax expense	77	49

Income before cumulative effect of accounting change	2,486	616
Cumulative effect of accounting change, net of income tax of $0 and $16, respectively	—	255

Net income	$2,486	$361

Net income per share:
Basic:
Net income per share before cumulative effect of accounting change	$0.10	$0.02
Cumulative effect of accounting change	—	0.01

Net income per share	$0.10	$0.01

Diluted:
Net income per share before cumulative effect of accounting change	$0.10	$0.02
Cumulative effect of accounting change	—	0.01

Net income per share	$0.10	$0.01

Weighted average shares outstanding:
Basic	23,786	24,432

Diluted	25,066	26,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,486	$361
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	736	1,176
Depreciation and amortization	579	470
Accretion of discount in debt securities	—	(58)
Loss on disposal of fixed assets	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	222	(448)
Inventory	(3,354)	(277)
Prepaid expenses, other current, and other assets	74	452
Accounts payable	1,996	(3,616)
Accrued liabilities	1,118	1,150

Net cash provided by (used in) operating activities	3,860	(790)

Cash flows from investing activities:
Purchases of property and equipment	(170)	(217)

Net cash used in investing activities	(170)	(217)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,357	93
Purchase of treasury stock	(2,441)	—

Net cash (used in) provided by financing activities	(1,084)	93

Net increase (decrease) in cash and cash equivalents	2,606	(914)
Cash and cash equivalents, beginning of period	47,414	41,814

Cash and cash equivalents, end of period	$50,020	$40,900

Supplemental disclosure of cash flows:
Income tax refunds, net	—	$734
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
     The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on March 5, 2008.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements as of and for the year then ended.
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

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customer	2008	2007	2008	2007
A	32%	32%	34%	38%
B	30%	20%	26%	13%
C	*	17%	5%	14%
D	14%	13%	15%	23%

*	Less than 10%
     The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2008	2007
Singapore	45%	45%
China	41%	33%
Taiwan	6%	12%
Japan	3%	3%
United States	3%	3%
Other	2%	4%
Revenue Recognition
     Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future warranty returns. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future returns. Sales returns must be authorized by Volterra and are generally limited to instances of actual or potential product failure under the Company warranties that generally provide that products will be free from defects for a limited period of time following shipment.
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
     The effect of stock-based compensation was as follows:

	Three Months Ended
	March 31,
	2008	2007
Stock-based compensation expense:
Cost of revenue	$44	$65
Research and development	291	608
Sales, general and administrative	401	503

Total stock-based compensation expense	736	1,176
Tax effect of stock-based compensation	—	—

Effect on net income	$736	$1,176

Effect on basic net income per share	$0.03	$0.05

Effect on diluted net income per share	$0.03	$0.04

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
     Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. Adoption of FIN No. 48 was immaterial to the Company’s statements of financial position, operations, and cash flows. As of January 1, 2007, the Company had a total of $2,834 and as of December 31, 2007, a total of $3,268 unrecognized tax benefits all of which would, if recognized, affect the effective tax rate. The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $2,771 as of December 31, 2007.
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
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$2,486	$361

Denominator:
Weighted average shares outstanding, basic	23,786	24,432

Effect of dilutive securities:
Stock options	1,280	2,093

Weighted average shares outstanding, diluted	25,066	26,525

Basic net income per share	$0.10	$0.01

Diluted net income per share	$0.10	$0.01

     Stock options outstanding in the amount of 3,387 and 2,304 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of March 31, 2008 could dilute net income per share in the future.
Accounting for Lease Incentives
     As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility. The Company used the allowance to make leasehold improvements which will be depreciated over the useful life of the assets or the lease term, whichever is shorter. The lease incentives liability is amortized over the term of the lease.
Fair Value Measurements
     The Company adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008, the first day of fiscal year 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of the Company’s 2009 fiscal year, the standard will also apply to all other fair value measurements.
2. Inventory
     Inventory consisted of the following:

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Work-in-process	$5,708	$2,964
Finished goods	3,846	3,221

	$9,554	$6,185

3. Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Computer hardware	$1,452	$1,401
Computer software	4,575	4,532
Equipment and furniture	5,247	4,524
Leasehold improvements	1,934	1,934

	13,208	12,391
Less accumulated depreciation and amortization	(7,321)	(6,744)

	$5,887	$5,647

4. Change in Accounting Principle
     Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.
     As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses. The Company recorded $37 and $21 of additional expenses related to its sabbatical leave program for the three months ended March 31, 2008 and 2007, respectively.
5. Stock Repurchase Program
     Under the Company’s previously announced stock repurchase program, and during the three months ended March 31, 2008, the Company repurchased 284 shares for $2,441, at an average cost of $8.59 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three months ended March 31, 2008 have been reported as treasury stock.
6. Fair Value Measurements
     The Company adopted FAS No. 157 on January 1, 2008, the first day of fiscal year 2008. FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under Generally Accepted Accounting Principals, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value. Under FAS No. 159, entities

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159 for any of the Company’s financial assets or liabilities.
     The Company currently has only cash and cash equivalents that must be measured under the new fair value standard. The Company does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents are measured using inputs from Level 1 of the fair value hierarchy. Level 1 is described as follows:
     Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date.
     Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

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
     Our net revenue was $74.6 million, $74.7 million and $23.0 million in 2006, 2007 and the first quarter of 2008, respectively. We generated net income of $6.9 million, $0.3 million and $2.5 million, in the 2006, 2007 and the first quarter of 2008, respectively. We incurred losses in all periods prior to 2004, and as of March 31, 2008, we had an accumulated deficit of $28.6 million.
     Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the first quarter of 2008, we estimate that 69% of our net revenue was derived from sales in the server and storage market, 15% from the desktop and workstation market, 12% from the networking and communications market; and 4% from the consumer and portable market. We believe that a significant portion of our revenue in the upcoming fiscal year shall continue to be derived from sales in the server and storage market.
     Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect our sales and accounts receivable to similarly be concentrated with a small group of customers in the future. In the first quarter of 2008, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 76% of our net revenue. In the first quarter of 2007, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 82% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data may not identify customers who do not directly account for 10% of our net revenue, but may be significant if such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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
     We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenue comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the first quarter of 2008, was between 25% and 35% in the fourth quarter of 2007 and was between 35% and 45% in the first quarter of 2007. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives during a given period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of our future revenue.
     We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. During the first quarter of 2008, sales to international distributors represented 49% of net revenue, compared to 39% in the fourth quarter of 2007 and 54% in the first quarter of 2007. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling and collections expenses than direct sales.
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

     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $9.6 million at the end of the first quarter of 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, was 4.2 turns in the first quarter of 2008 compared to 5.7 turns in fourth quarter of 2007 and 2.5 turns in the first quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.
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
     Our income tax expense is dependent on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the United States and changing assessments of statutory tax rates. The effective tax rate on our domestic income is currently significantly lower than statutory rates because we utilize net operating loss carry-forwards from which no previous benefit had been recognized to offset taxable income. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable domestic operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our mix of income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax expense.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the three months ended March 31, 2008 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, filed with the SEC on March 5, 2008.

Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Net revenue	100%	100%
Cost of revenue	44	45

Gross margin	56	55

Operating expenses:
Research and development	28	35
Selling, general and administrative	18	20

Total operating expenses	46	55

Income from operations	10	—
Interest and other income, net	1	4

Income before income taxes	11	4
Income tax expense	—	—

Income before cummulative effect of accounting change	11	4
Cummulative effect of accounting change	—	2

Net Income	11%	2%

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
Net Revenue. Net revenue was $23.0 million in the three months ended March 31, 2008 and $17.6 million in the three months ended March 31, 2007, an increase of 31%. The increase in net revenue was due to increases of $4.4 million, $0.6 million and $0.5 million in the server and storage, consumer and portable, and desktop & workstation markets, respectively.
Cost of Revenue and Gross Margin. Cost of revenue was $10.1 million for the three months ended March 31, 2008 and $8.0 million for the three months ended March 31, 2007, an increase of 27%. Gross margin was $12.9 million for the three months ended March 31, 2008 and $9.6 million for the three months ended March 31, 2007, an increase of 34%. Gross margin as a percent of net revenue was 56% for the three months ended March 31, 2008 and 55% for the three months ended March 31, 2007. The increase in gross margin as a percent of net revenue was primarily due to product cost reductions.
Research and Development. Research and development expenses were $6.4 million for the three months ended March 31, 2008 and $6.1 million for the three months ended March 31, 2007, an increase of 6%. The increase was primarily due to increases of $0.5 million in prototype and product development expenses and $0.1 million in wages and partially offset by a decrease of $0.3 million in stock-based compensation.
Selling, General and Administrative. Selling, general and administrative expenses were $4.2 million for the three months ended March 31, 2008 and $3.5 million for the three months ended March 31, 2007, an increase of 20%. The increase was primarily due to an increase of $0.5 million in wages and bonus expense and an increase of $0.2 million in professional service expenses.
Income Tax. Income tax expense was $77 thousand for the three months ended March 31, 2008 and $49 thousand for the three months ended March 31, 2007.
Liquidity and Capital Resources
     As of March 31, 2008, we had working capital of $59.8 million, including cash, cash equivalents and investments of $50.0 million, compared to working capital of $57.9 million, including cash, cash equivalents and investments of $47.4 million, as of December 31, 2007. We currently have no debt and believe that our current cash, cash equivalents and investments as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
     Our operating activities provided net cash of $3.9 million for the three months ended March 31, 2008. After adjusting for non-cash items included in net income, the increase in cash provided from operating activities was primarily due to net income of $3.8 million, increases in accounts payable of $2.0 million and increases in accrued liabilities of $1.1 million, partially offset by increases in inventory of $3.4 million. Net cash of $0.8 million was used by operating activities for the three months ended March 31, 2007. This was primarily due to decreases in accounts payable of $3.6 million related to a decrease in inventory purchases, partially offset by net income of $1.9 million after adjusting for non-cash items included in net income and an increase in accrued liabilities of $1.2 million related primarily to higher wage and related accruals.
     Our investing activities used net cash of $0.2 million for the three months ended March 31, 2008 for the purchase of property and equipment. Our investing activities used net cash of $0.2 million for the three months ended March 31, 2007 for the acquisition of property and equipment.
     Our financing activities used net cash of $1.1 million for the three months ended March 31, 2008 from the use of $2.4 million to repurchase shares of our Common Stock pursuant to the stock repurchase program, partially offset by $1.4 million proceeds from the exercise of employee stock options. Our financing activities provided net cash of $0.1 million for the three months ended March 31, 2007 from the exercise of employee stock options.
     On January 28, 2008, we announced that our board of directors approved the repurchase of up to an aggregate of $10 million of our outstanding common stock. During the quarter ended March 31, 2008, we repurchased shares of Common Stock having an aggregate purchase cost of approximately $2.4 million, including commissions.
Contractual Obligations
     The following table sets forth our contractual obligations as of March 31, 2008 (in thousands) and the periods in which such obligations are expected to be settled:

				2011 and
	2008	2009	2010	Thereafter	Total
Operating lease obligations	$832	$946	$741	$1,312	$3,831
Purchase obligations	3,380	—	—	—	3,380

	$4,212	$946	$741	$1,312	$7,211

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
Recent Accounting Pronouncements
     We adopted FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008, the first day of fiscal year 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2008, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.
Item 1A. Risk Factors
     Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 5, 2008, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below. Risk factors marked with a “+” have been reordered from the presentation in the Annual Report.
Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*
     We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of March 31, 2008, we had an accumulated deficit of $28.6 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 38% from $53.9 million in 2005 to $74.6 million in 2006, and increased to $74.7 million in 2007. We expect our quarterly and annual revenue to continue to fluctuate between periods, and our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
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
•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the volatile nature of the semiconductor industry;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates.
Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products, which could harm our business.*+
     We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:
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
We are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*+
     To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.
     In addition, our current sales practice generally allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. If purchase orders are changed, cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results.
     Our inventory levels were $9.6 million at March 31, 2008 and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.2 turns in the first quarter of 2008 compared to 5.7 turns in the fourth quarter of 2007 and increased compared to 2.5 turns in the first quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

Our products are highly complex and may require modifications to resolve previously undetected design or process errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.*+
     Our power management products are highly complex and may contain previously undetected errors or defects in design or that occur in the manufacturing or assembly process that may significantly affect yields or quality. If we deliver products with errors or defects, we may suffer a reduction in or deferral of our revenue as a result of significant product returns and our operating results and financial position could be materially impacted. We may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and results may be adversely impacted. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customer, we may be expected to agree upon additional terms and conditions of sale regarding product quality or product defects which may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.
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
We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.*+
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. The markets in which we sell products, particularly in the workstation and desktop market and the consumer and portable market, are prone to significant changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.
     In the first quarter of 2008, three customers each accounted for over 10% of our net revenue, and collectively accounted for at least 76% of our net revenue, and in 2007, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 81% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tends to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.
We depend on a limited number of markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.+
     In 2007, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not materialize, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.
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
If we do not effectively manage our growth, our resources, systems, and controls may be strained and our operating results may suffer.+
     In recent periods, we have continued to increase the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of March 31, 2008, we had 45 issued patents and 28 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to October 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 46% of our net revenue in 2007 and 49% of our net revenue in the first quarter of 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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
     Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in South Korea, Malaysia, the Philippines, Singapore, and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.
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
     Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders. Furthermore, acquisitions could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-

process research and development charges, impairment of goodwill, or the amortization of amounts related to deferred compensation and to identifiable purchased intangible assets, any of which would negatively affect our operating results.
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
     As of January 31, 2008, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 46% of our outstanding common stock and we believe such stockholders continue to hold a significant portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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
     Our certificate of incorporation and our bylaws may make more difficult or discourage, delay or prevent a change in the ownership of our company or a change in our management or our board of directors. The following are examples of provisions that are included in our certificate of incorporation and bylaws that might have those effects:
•	our board of directors is classified so that not all members of our board of directors may be elected at one time;

•	directors may only be removed “for cause” and only with the approval of stockholders holding a majority of our outstanding voting stock;

•	the ability of our stockholders to call a special meeting of stockholders is prohibited;

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	our board of directors may designate the terms of and issue new series of preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock without stockholder approval.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about our share repurchase activity for the three months ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES1

			Total Number of
	Total		Shares Purchased	Approximate Dollar
	Number of	Average	as Part of	Value of Shares that
	Shares	Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased	per Share[2]	Program	Under the Program
February 5, 2008 to	187,700	$8.49	187,700	$8,406,367
February 29, 2008
March 1, 2008 to	96,400	$8.79	96,400	$7,559,058
March 31, 2008

Total	284,100	$8.59	284,100

[1]	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $10 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This program was authorized by our Board of Directors and was publicly announced on January 28, 2008. There is no expiration date for the repurchase program.

[2]	Includes $0.03 per share broker commission for purchases on and prior to March 4, 2008, and $0.02 per share broker commission for purchases on and after March 5, 2008.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)	Agreement dated January 7, 2008, between Dr. Hamza Yilmaz and the Registrant

10.2 (5)**	Management Bonus Plan

10.3 (6)**	Cash Compensation Policy for Non-Employee Directors

10.4 (7)**	2008 Executive Compensation and 2007 Executive Bonus Awards

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2008, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.19 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.20 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2008	VOLTERRA SEMICONDUCTOR CORPORATION
	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer (Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)	Agreement dated January 7, 2008, between Dr. Hamza Yilmaz and the Registrant

10.2 (5)**	Management Bonus Plan

10.3 (6)**	Cash Compensation Policy for Non-Employee Directors

10.4 (7)**	2008 Executive Compensation and 2007 Executive Bonus Awards

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2008, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.19 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.20 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Indicates a management contract or compensatory plan or arrangement.