Form 10-Q
period 2008-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2008-08-01
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 21, 2008, the registrant had 25,114,121 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$50,884	$47,414
Short-term investments	984	—
Accounts receivable, net of allowances of $1,447 and $986, respectively	15,435	12,318
Inventory	10,822	6,185
Prepaid expenses and other current assets	1,780	1,764

Total current assets	79,905	67,681
Property and equipment, net	6,291	5,647
Other assets	645	767

Total assets	$86,841	$74,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,627	$5,127
Accrued liabilities	6,799	4,680

Total current liabilities	12,426	9,807
Lease Incentive	809	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 23,871 and 23,567 shares issued and outstanding, respectively	24	24
Additional paid-in capital	99,326	94,410
Accumulated deficit	(23,303)	(31,076)
Treasury stock at cost, 284 and 0 shares, respectively	(2,441)	—

Total stockholders’ equity	73,606	63,358

Total liabilities and stockholders’ equity	$86,841	$74,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$28,703	$18,480	$51,714	$36,033
Cost of revenue	12,545	12,492	22,694	20,458

Gross margin	16,158	5,988	29,020	15,575

Operating expenses:
Research and development	6,216	5,347	12,640	11,419
Selling, general and administrative	4,680	4,024	8,921	7,482

Total operating expenses	10,896	9,371	21,561	18,901

Income (loss) from operations	5,262	(3,383)	7,459	(3,326)
Interest and other income	296	625	726	1,253
Interest and other expense	(54)	(50)	(118)	(70)

Income (loss) before income taxes	5,504	(2,808)	8,067	(2,143)
Income tax expense (benefit)	217	(267)	294	(218)

Income (loss) before cumulative effect of accounting change	5,287	(2,541)	7,773	(1,925)
Cumulative effect of accounting change, net of income tax of $16	—	—	—	255

Net income (loss)	$5,287	$(2,541)	$7,773	$(2,180)

Net income (loss) per share:
Basic:
Net income (loss) per share before cumulative effect of accounting change	$0.22	$(0.10)	$0.33	$(0.08)
Cumulative effect of accounting change	—	—	—	0.01

Net income (loss) per share	$0.22	$(0.10)	$0.33	$(0.09)

Diluted:
Net income (loss) per share before cumulative effect of accounting change	$0.21	$(0.10)	$0.31	$(0.08)
Cumulative effect of accounting change	—	—	—	0.01

Net income (loss) per share	$0.21	$(0.10)	$0.31	$(0.09)

Weighted average shares outstanding:
Basic	23,780	24,560	23,783	24,496

Diluted	25,529	24,560	25,298	24,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,773	$(2,180)
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	1,906	2,220
Depreciation and amortization	1,198	957
Accretion of discount in debt securities	—	14
Loss on disposal of fixed assets	3	—
Provision for doubtful accounts	57	155
Changes in operating assets and liabilities:
Accounts receivable, net	(3,174)	(2,827)
Inventory	(4,605)	4,949
Prepaid expenses, other current, and other assets	(16)	(75)
Accounts payable	(60)	(3,261)
Accrued liabilities	1,909	145

Net cash provided by operating activities	4,991	97

Cash flows from investing activities:
Purchases of property and equipment	(1,073)	(422)
Purchases of short-term investments	(984)	—
Proceeds from maturity of short-term investments	—	4,933

Net cash provided by (used in) investing activities	(2,057)	4,511

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,977	1,143
Purchase of treasury stock	(2,441)	—

Net cash provided by financing activities	536	1,143

Net increase (decrease) in cash and cash equivalents	3,470	5,751
Cash and cash equivalents, beginning of period	47,414	41,814

Cash and cash equivalents, end of period	$50,884	$47,565

Supplemental disclosure of cash flows:
Income tax (paid) refunds, net	$(160)	$124
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
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements as of and for the year then ended.
Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
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

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customer	2008	2007	2008	2007	2008	2007
A	24%	36%	27%	34%	22%	38%
B	40%	22%	35%	21%	41%	13%
C	13%	16%	13%	15%	13%	23%
D	*	11%	*	14%	*	14%

*	Less than 10%

        The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Singapore	36%	51%	40%	49%
China	50%	27%	46%	30%
Taiwan	6%	14%	6%	13%
Japan	3%	3%	3%	3%
United States	3%	3%	3%	3%
Other	2%	2%	2%	2%
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

     The effect of stock-based compensation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of revenue	$61	$80	$105	$145
Research and development	555	561	846	1,169
Sales, general and administrative	554	403	955	906

Total stock-based compensation expense	1,170	1,044	1,906	2,220
Tax effect of stock-based compensation	—	—	—	—

Effect on net income (loss)	$1,170	$1,044	$1,906	$2,220

Effect on basic net income (loss) per share	$0.05	$0.04	$0.08	$0.09

Effect on diluted net income (loss) per share	$0.05	$0.04	$0.08	$0.09

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
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$5,287	$(2,541)	$7,773	$(2,180)

Denominator:
Weighted average shares outstanding, basic	23,780	24,560	23,783	24,496

Effect of dilutive securities:
Stock options	1,749	—	1,515	—

Weighted average shares outstanding, diluted	25,529	24,560	25,298	24,496

Basic net income (loss) per share	$0.22	$(0.10)	$0.33	$(0.09)

Diluted net income (loss) per share	$0.21	$(0.10)	$0.31	$(0.09)

     Stock options outstanding in the amount of 1,967 and 2,245 shares for the three months ended June 30, 2008 and 2007, respectively, and 2,860 and 2,337 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of June 30, 2008 could dilute net income per share in the future. As the Company incurred net losses for the three and six months ended June 30, 2007, the effect of dilutive securities (in-the-money stock options) of approximately 2,103 and 2,099 equivalent shares has been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.
Accounting for Lease Incentives
     As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility.  The Company used the allowance to make leasehold improvements which will be depreciated over the useful life of the assets or the lease term, whichever is shorter. The lease incentives liability is amortized over the term of the lease as an offset to rent expense.
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
2. Inventory

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
     Inventory consisted of the following:

	June 30,	December 31,
	2008	2007
Work-in-process	$7,756	$2,964
Finished goods	3,066	3,221

	$10,822	$6,185

3. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Computer hardware	$1,495	$1,401
Computer software	4,575	4,532
Equipment and furniture	6,167	4,524
Leasehold improvements	1,994	1,934

	14,231	12,391
Less accumulated depreciation and amortization	(7,940)	(6,744)

	$6,291	$5,647

4. Change in Accounting Principle
     Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.
     As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses. The Company recorded $59 of additional expenses related to its sabbatical leave program for the six months ended June 30, 2008.
5. Stock Repurchase Program
     Under the Company’s previously announced stock repurchase program, the Company repurchased 284 shares for $2,441 at an average cost of $8.59 per share including commissions during the three months ended March 31, 2008. There were no further stock repurchases during the three months ended June 30, 2008. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the six months ended June 30, 2008 have been reported as treasury stock.
6. Fair Value Measurements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
     The Company adopted FAS No. 157 on January 1, 2008, the first day of fiscal year 2008. FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under Generally Accepted Accounting Principals, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under FAS No. 159 for any of the Company’s financial assets or liabilities.
     The Company currently has only cash and cash equivalents and short-term investments that must be measured under the new fair value standard. The Company does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. Level 1 is described as follows:
     Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date.
     Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.
     Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale. Unrealized gain and losses were not material at June 30, 2008.
     The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at June 30, 2008:

	Fair value measurements at reporting date using
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$42,334	$42,344	$—	$—
Available-for-sale securities	2,033	2,033	—	—

Total	$44,367	$44,367	$—	$—

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
     Our net revenue was $74.6 million, $74.7 million and $51.7 million in 2006, 2007 and the six months ending June 30, 2008, respectively. We generated net income of $6.9 million, $0.3 million and $7.8 million in 2006, 2007 and the six months ending June 30, 2008, respectively. We incurred losses in all periods prior to 2004, and as of June 30, 2008, we had an accumulated deficit of $23.3 million.
     Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2008, we estimate that 59% of our net revenue was derived from sales in the server and storage market, 26% from the desktop and workstation market, 10% from the networking and communications market; and 5% from the consumer and portable market. We believe that a significant portion of our revenue for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market.
     Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect our sales and accounts receivable to similarly be concentrated with a small group of customers in the future. In the second quarter of 2008, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 77% of our net revenue. In the second quarter of 2007, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data may not identify customers who do not directly account for 10% of our net revenue, but may be significant if such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary, or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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
     We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenue comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 10% and 20% in the second quarter of 2008, compared to between 15% and 25% in the first quarter of 2008 and between 45% and 55% in the second quarter of 2007. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives during a given period or when we have limited or insufficient inventory available, we may delay shipment of orders.
     We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. During the second quarter of 2008, sales to international distributors represented 54% of net revenue, compared to 49% in the first quarter of 2008 and 48% in the second quarter of 2007. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling and collections expenses than direct sales.
     Our cost of revenue consists primarily of purchases of silicon wafers and related costs of assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies in which we sell, the size and nature of our customers in these markets, the levels of sales to distributors, manufacturing volumes and yields, discounts or other financial incentives to customers, and inventory and overhead costs. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs decrease as manufacturing efficiency improves. In addition, because our power management products are highly complex and the manufacturing process for our products is technically challenging, previously undetected design defects and minor deviations in the manufacturing process can cause substantial decreases in yields or quality. Such decreases in yields or quality can impact our gross margins due to a reduction in our revenue as a result of significant product returns, may cause us to incur product replacement costs, and may cause us to rework or scrap inventory that had been manufactured with the defect. If we are unable to manage these risks, our revenue and gross margins and financial position may be materially adversely impacted. Finally, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs, or achieve a combination of these objectives.

     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $10.8 million at the end of the second quarter of 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 4.6 turns in the second quarter of 2008 compared to 4.2 turns in the first quarter of 2008 and decreased compared to 6.5 turns in the second quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.
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
     Our income tax expense is dependent on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carry-forwards to offset taxable income in the United States and changing assessments of statutory tax rates. The effective tax rate on our domestic income is currently significantly lower than statutory rates because we utilize net operating loss carry-forwards from which no previous benefit had been recognized to offset taxable income. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we continue to have profitable domestic operations, we may revise this assessment, which could result in a favorable adjustment to reported income tax expense in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our mix of income and losses as well as the international statutory rates to which we are subject may change over time, resulting in changes to our effective tax rate and reported income tax expense.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the six months ended June 30, 2008 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 5, 2008.

Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	44	68	44	57

Gross margin	56	32	56	43

Operating expenses:
Research and development	22	29	24	31
Selling, general and administrative	16	21	17	21

Total operating expenses	38	50	41	52

Income (loss) from operations	18	(18)	15	(9)
Interest and other income, net	1	3	1	3

Income (loss) before income taxes	19	(15)	16	(6)
Income tax expense (benefit)	1	(1)	1	(1)

Income (loss) before cummulative effect of accounting	18	(14)	15	(5)
Cumulative effect of accounting change	—	—	—	1

Net Income (loss)	18%	(14)%	15%	(6)%

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007
Net Revenue. Net revenue was $28.7 million in the three months ended June 30, 2008 and $18.5 million in the three months ended June 30, 2007, an increase of 55%. The increase in net revenue was primarily due to increases of $5.8 million, $2.9 million, $0.9 million and $0.6 million in desktop & workstation, server & storage, consumer & portable and networking & communications markets, respectively.
Cost of Revenue and Gross Margin. Cost of revenue was flat at $12.5 million for the three months ended June 30, 2008 versus the three months ended June 30, 2007. Gross margin was $16.2 million for the three months ended June 30, 2008 and $6.0 million for the three months ended June 30, 2007, an increase of 170%. Gross margin as a percent of net revenue was 56.3% for the three months ended June 30, 2008 and 32% for the three months ended June 30, 2007. The increase in gross margin percentage was primarily due to reductions in charges related to product defects in 2007 which did not recur in 2008.
Research and Development. Research and development expenses were $6.2 million for the three months ended June 30, 2008 and $5.3 million for the three months ended June 30, 2007, an increase of 16%. The increase was primarily due to a $0.6 million increase in wages and related expenses due to increases in headcount and a $0.1 million increase in product development and prototype expense.
Selling, General and Administrative. Selling, general and administrative expenses were $4.7 million for the three months ended June 30, 2008 and $4.0 million for the three months ended June 30, 2007, an increase of 16%. The increase was primarily due to an increase of $0.8 million in wages and bonus expense and an increase of $0.2 million in stock-based compensation expense.
Income Tax. Income tax expense was $0.2 million for the three months ended June 30, 2008 and an income tax benefit of $0.3 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, we recognized income tax expenses due to profitability experienced during the period.
Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Net Revenue. Net revenue was $51.7 in the six months ended June 30, 2008 and $36.0 million in the six months ended June 30, 2007, an increase of 44%. The increase in net revenue was primarily due to estimated increases of $7.0 million, $6.5 million, $1.9 million and $0.6 million in server & storage, desktop & workstation, consumer & portable and networking & communications, respectively.
Cost of Revenue and Gross Margin. Cost of revenue was $22.7 million for the six months ended June 30, 2008 and $20.4 million for the six months ended June 30, 2007, an increase of 11%. Gross margin was $29.0 million for the six months ended June 30, 2008 and $15.6 million for the six months ended June 30, 2007, an increase of 86%. Gross margin as a percent of net revenue was 56.1% for the six months ended June 30, 2008 and 43% for the six months ended June 30, 2007. The increase in gross margin percentage was primarily due to charges in the six months ended June 30, 2007 related to product defects in 2007 which did not recur in 2008.
Research and Development. Research and development expenses were $12.6 million for the six months ended June 30, 2008 and $11.4 million for the six months ended June 30, 2007, an increase of 11%. The increase was primarily due to an increase in wages and related expenses of $0.8 million, an increase in product development and prototype expenses of $0.6 million, partially offset by a reduction of $0.3 million in stock-based compensation expenses.
Selling, General and Administrative. Selling, general and administrative expenses were $8.9 million for the six months ended June 30, 2008 and $7.5 million for the six months ended June 30, 2007, an increase of 19%. The increase was primarily due to a $1.3 million increase in wages and bonus expense.
Income Tax. Income tax expense was $0.3 million for the six months ended June 30, 2008 and an income tax benefit of $0.2 million for the six months ended June 30, 2007 due to an increase in our profitability.
Liquidity and Capital Resources
     As of June 30, 2008, we had working capital of $67.5 million, including cash, cash equivalents and investments of $51.9 million, compared to working capital of $57.9 million, including cash, cash equivalents and investments of $47.4 million, as of December 31, 2007. We currently have no debt and believe that our current cash, cash equivalents and investments, as well as cash flows from operations, will be sufficient to fund our operations and meet our capital needs for at least the next 12 months.
     Our operating activities provided net cash of $5.0 million for the six months ended June 30, 2008. After adjusting for non-cash items included in net income, the increase in cash provided from operating activities was due to adjusted net income of $10.9 million after adjusting for non-cash items included in net income and an increase in accrued liabilities of $1.9 million, partially offset by increases in accounts receivable of $3.2 million and inventory of $4.6 million. Net cash of $0.1 million was provided by operating activities for the six months ended June 30, 2007. This was primarily due to a decrease in inventory of $5.0 million related to sales of inventory and disposition of inventory related to product defects, adjusted net income of $1.2 million after adjusting for non-cash items included in net loss, partially offset by an increase in account receivable of $2.8 million related to non-linear shipments during the period and a decrease in account payables of $3.3 million related to a decrease in inventory purchases.
     Our investing activities used net cash of $2.1 million for the six months ended June 30, 2008 for the purchase of $1.1 million in property and equipment and $1.0 million in short-term investments. Our investing activities provided net cash of $4.5 million for the six months ended June 30, 2007 from the $4.9 million maturity of short-term investments without reinvestment, partially offset by the acquisition of property and equipment of $0.4 million.
     Our financing activities provided net cash of $0.5 million for the six months ended June 30, 2008 from $2.9 million of exercises of employee stock options and an offering under our employee stock purchase plan, partially offset from the use of $2.4 million to repurchase shares of our common stock pursuant to the current stock repurchase program. Our financing activities provided net cash of $1.1 million for the six months ended June 30, 2007 from the exercise of employee stock options and an offering under our employee stock purchase plan.
Contractual Obligations
     The following table sets forth our contractual obligations as of June 30, 2008 (in thousands) and the periods in which such obligations are expected to be settled:

				2011 and
	2008	2009	2010	Thereafter	Total
Operating lease obligations	$648	$1,063	$741	$1,312	$3,764
Purchase obligations	2,033	—	—	—	2,033

	$2,681	$1,063	$741	$1,312	$5,797

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
     The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, and government treasury and agency securities. In the three month period ending June 30, 2008, we invested approximately $1.0 million in short-term investments in government treasury and agency securities. As of June 30, 2008, our cash equivalents were held in checking and money market accounts.
     The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income.
     Our sales transactions outside the United States are made in U.S. dollars; accordingly our reported sales are not impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*
     We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of June 30, 2008, we had an accumulated deficit of $23.3 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 38.4% from $53.9 million in 2005 to $74.6 million in 2006 and increased 0.1% from $74.6 million in 2006 to $74.7 million in 2007. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
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
We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue, and limit our growth.+
     We rely on third-party subcontractors, such as Amkor Technology, Advanced Semiconductor Engineering, Carsem and STATS ChipPAC Ltd., to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed-upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.
Because we often manufacture products in advance of receiving purchase orders, or if existing purchase orders are changed or cancelled, we are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*+
     To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.
     In addition, our current sales practice generally allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. If purchase orders are changed or cancelled, or if shipments are delayed, we may end up with excess inventory that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results.
     Our inventory levels were $10.8 million at June 30, 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.6 turns in the second quarter of 2008 compared to 6.5 turns in the second quarter of 2007 and increased compared to 4.2 turns in the first quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.
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

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.*+
     We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. The markets in which we sell products, particularly in the workstation and desktop market and the consumer and portable market, are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.
     In 2007, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 81% of our net revenue. In the second quarter of 2008, three customers each accounted for over 10% of our net revenue, and collectively accounted for at least 77% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.
We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*+
     In 2007, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.
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
We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors.*
     The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as larger semiconductor manufacturers enter into our market space. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but are not limited to:
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
     We consider our primary competitors to include International Rectifier, Intersil, Linear Technology, Maxim Integrated Products and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion, and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost. In addition, in the event of a manufacturing capacity shortage, these competitors may have or be able to obtain silicon wafer fabrication capacity when we are unable to obtain such capacity.
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
     We evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain internal control over financial reporting. In addition, in the course of our Section 404 compliance, we have identified deficiencies in our internal controls some of which have been categorized as significant deficiencies. In the future, we may identify material weaknesses in our internal controls. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified audit report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.
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
We have experienced, and may in the future experience, delays in the development and introduction of our new products, which may harm our business and operating results.
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
     We often incur significant expenditures in the development of a new product without any assurance that electronic system designers will select our product for use in their electronic systems. If we incur such expenditures and fail to be selected, or if we are selected and subsequently excluded from such designs, our operating results will be adversely affected. Furthermore, even if electronic system designers use our products in their electronic systems, we cannot be assured that these systems will be commercially successful or that we will receive any associated revenue.
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2008, we had 46 issued patents and 30 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to October 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 46% of our net revenue in 2007 and 54% of our net revenue in the second quarter of 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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
We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*
     A number of our customers are multinational corporations, with operations located throughout the world. In 2007 and the six months ending June 30, 2008, 96% and 97%, respectively, of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:
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
     The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

Item 4. Submission of Matters to a Vote of Security Holders
     The 2008 Annual Meeting of Stockholders of Volterra Semiconductor Corporation was held on April 18, 2008. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were as follows:
     Proposal 1:
     Edward Ross was elected as a director to hold office until the 2011 Annual Meeting of Stockholders by the following vote:

Nominee	For	Withheld
Edward Ross	20,037,180	639,476
     In addition to the director elected above, Mel Friedman, Vahid Manian, Christopher Paisley, Jeffrey Staszak and Edward Winn continue to serve as directors after the annual meeting.
     Proposal 2:
     The selection by the audit committee of our board of directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
20,497,726	174,471	4,459	0
Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Dated: August 1, 2008	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
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