Form 10-Q
period 2008-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2008-10-30
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2008, the registrant had 25,114,121 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$58,007	$47,414
Short-term investments	5,955	—
Accounts receivable, net of allowances of $1,929 and $986, respectively	12,541	12,318
Inventory	11,124	6,185
Prepaid expenses and other current assets	2,041	1,764

Total current assets	89,668	67,681
Property and equipment, net	5,773	5,647
Other assets	506	767

Total assets	$95,947	$74,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,621	$5,127
Accrued liabilities	9,059	4,680

Total current liabilities	14,680	9,807
Lease Incentive	748	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 23,934 and 23,567 shares issued and outstanding, respectively	24	24
Additional paid-in capital	100,848	94,410
Accumulated deficit	(17,912)	(31,076)
Treasury stock at cost, 284 and 0 shares, respectively	(2,441)	—

Total stockholders’ equity	80,519	63,358

Total liabilities and stockholders’ equity	$95,947	$74,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$30,576	$18,875	$82,290	$54,908
Cost of revenue	12,906	8,618	35,600	29,076

Gross margin	17,670	10,257	46,690	25,832

Operating expenses:
Research and development	7,144	5,821	19,784	17,240
Selling, general and administrative	5,076	4,058	13,997	11,540

Total operating expenses	12,220	9,879	33,781	28,780

Income (loss) from operations	5,450	378	12,909	(2,948)
Interest and other income	235	645	961	1,898
Interest and other expense	(53)	(14)	(171)	(84)

Income (loss) before income taxes	5,632	1,009	13,699	(1,134)
Income tax expense	241	512	535	294

Income (loss) before cumulative effect of accounting change	5,391	497	13,164	(1,428)
Cumulative effect of accounting change, net of income tax of $16	—	—	—	255

Net income (loss)	$5,391	$497	$13,164	$(1,683)

Net income (loss) per share:
Basic:
Net income (loss) per share before cumulative effect of accounting change	$0.23	$0.02	$0.55	$(0.06)
Cumulative effect of accounting change	—	—	—	0.01

Net income (loss) per share	$0.23	$0.02	$0.55	$(0.07)

Diluted:
Net income (loss) per share before cumulative effect of accounting change	$0.21	$0.02	$0.52	$(0.06)
Cumulative effect of accounting change	—	—	—	0.01

Net income (loss) per share	$0.21	$0.02	$0.52	$(0.07)

Weighted average shares outstanding:
Basic	23,914	24,584	23,827	24,525

Diluted	25,637	26,424	25,411	24,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$13,164	$(1,683)
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	3,037	3,388
Depreciation and amortization	1,819	1,486
Accretion of discount in debt securities	—	146
Loss on disposal of fixed assets	8	6
Provision for doubtful accounts	211	155
Changes in operating assets and liabilities:
Accounts receivable, net	(434)	(1,131)
Inventory	(4,894)	5,845
Prepaid expenses, other current, and other assets	(16)	325
Accounts payable	443	(4,814)
Accrued liabilities	4,379	1,581

Net cash provided by operating activities	17,717	5,304

Cash flows from investing activities:
Purchases of property and equipment	(2,084)	(1,599)
Purchases of short-term investments	(6,940)	—
Proceeds from maturity of short-term investments	985	9,831

Net cash provided by (used in) investing activities	(8,039)	8,232

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,356	1,469
Repurchase and retirement of common stock	—	(5,519)
Purchase of treasury stock	(2,441)	—

Net cash provided by financing activities	915	(4,050)

Net increase (decrease) in cash and cash equivalents	10,593	9,486
Cash and cash equivalents, beginning of period	47,414	41,814

Cash and cash equivalents, end of period	$58,007	$51,300

Supplemental disclosure of cash flows:
Income tax (paid) refunds, net	$(160)	$187
Non cash investing activities
Fixed Assets addition from lease incentives	—	$1,254
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
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements as of and for the year then ended.
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

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customer	2008	2007	2008	2007	2008	2007
A	25%	33%	27%	33%	34%	38%
B	38%	20%	36%	21%	31%	13%
C	10%	11%	12%	13%	10%	23%
D	11%	*	*	*	12%	*
E	*	11%	*	13%	*	14%
F	*	10%	*	*	*	*

*	Less than 10%
          The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Singapore	35%	44%	39%	47%
China	51%	36%	48%	32%
Taiwan	4%	9%	5%	12%
Japan	7%	4%	4%	3%
United States	1%	6%	2%	4%
Other	2%	1%	2%	2%
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
     The effect of stock-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of revenue	$73	$95	$177	$240
Research and development	564	617	1,410	1,786
Sales, general and administrative	495	456	1,450	1,362

Total stock-based compensation expense	1,132	1,168	3,037	3,388
Tax effect of stock-based compensation	—	—	—	—

Effect on net income (loss)	$1,132	$1,168	$3,037	$3,388

Effect on basic net income (loss) per share	$0.05	$0.05	$0.13	$0.14

Effect on diluted net income (loss) per share	$0.04	$0.04	$0.12	$0.14

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
     The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$5,391	$497	$13,164	$(1,683)

Denominator:
Weighted average shares outstanding, basic	23,914	24,584	23,827	24,525

Effect of dilutive securities:
Stock options	1,723	1,840	1,584	—

Weighted average shares outstanding, diluted	25,637	26,424	25,411	24,525

Basic net income (loss) per share	$0.23	$0.02	$0.55	$(0.07)

Diluted net income (loss) per share	$0.21	$0.02	$0.52	$(0.07)

     Stock options outstanding in the amount of 2,217 and 3,157 shares for the three months ended September 30, 2008 and 2007, respectively, and 2,755 and 2,657 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of September 30, 2008 could dilute net income per share in the future. As the Company incurred net losses for the nine months ended September 30, 2007, the effect of dilutive securities (in-the-money stock options) of approximately 2,011 equivalent shares has been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.
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
     In February 2007, the FASB issued FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments for which we have elected the fair value option under SFAS 159. Therefore, the adoption of SFAS 159 has not impacted our consolidated financial position, results of operations or cash flows.
2. Inventory
     Inventory consisted of the following:

	September 30,	December 31,
	2008	2007
Work-in-process	$6,058	$2,964
Finished goods	5,066	3,221

	$11,124	$6,185

3. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Computer hardware	$1,528	$1,401
Computer software	4,575	4,532
Equipment and furniture	6,191	4,524
Leasehold improvements	1,994	1,934

	14,288	12,391
Less accumulated depreciation and amortization	(8,515)	(6,744)

	$5,773	$5,647

4. Change in Accounting Principle
     Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.
     As a result of the adoption of EITF No. 06-2 on January 1, 2007, the Company recognized a $271 liability for sabbatical leave. In accordance with the EITF, $255 of the $271 was recorded as the cumulative effect of change in accounting principle, net of tax to represent the value of the liability as of January 1, 2007. Subsequent to adoption, any additional sabbatical leave expenses are recognized consistent with other employee leave related expenses and are recorded in the period incurred.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
5. Stock Repurchase Program
     Under the Company’s previously announced stock repurchase program, the Company repurchased 284 shares for $2,441 at an average cost of $8.59 per share including commissions during the three months ended March 31, 2008. There were no further stock repurchases during the three months ended June 30, 2008 and September 30, 2008. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the nine months ended September 30, 2008 have been reported as treasury stock.
6. Fair Value Measurements
     The Company adopted FAS No. 157 on January 1, 2008, the first day of fiscal year 2008. FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under Generally Accepted Accounting Principles, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value.
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
     Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale. Unrealized gain and losses were not material at September 30, 2008.
     The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at September 30, 2008:

	Fair value measurements at reporting date using
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$54,685	$54,685	$—	$—
US treasury securities	$6,456	$6,456	—	—

Total	$61,141	$61,141	$—	$—

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
7. Subsequent Event
     The Company also announced that its Board of Directors increased the size of the Company’s current stock buyback program announced in January 2008, from $10 million to $15 million. From October 1, 2008 to October 27, 2008, the Company repurchased 73 shares for $636, at an average cost of $8.77 per share including commissions. Including all repurchases made under the current stock buyback program, as of October 27, 2008, the Company had the remaining ability to purchase up to $11.9 million of its stock.

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
     Our net revenue was $74.6 million, $74.7 million and $82.3 million in 2006, 2007 and the nine months ending September 30, 2008, respectively. We generated net income of $6.9 million, $0.3 million and $13.2 million in 2006, 2007 and the nine months ending September 30, 2008, respectively. We incurred losses in all periods prior to 2004, and as of September 30, 2008, we had an accumulated deficit of $17.9 million.
     Our operations and performance depend significantly on worldwide economic conditions and its impact on purchases of our products by our customers. These economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Customers in any of our target market segments may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty, and these customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. These economic conditions also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide us with the foundry capacity we need, or may adversely affect their ability to provide timely services or to make timely deliveries of products to us. We will have limited visibility in the revenues we generate in any given period, changes in costs and expenses we may incur in running our business or changes in the levels of inventory we must maintain in order to satisfy more volatile demand for our products. This worldwide economic turmoil may have a significant effect on our operations and financial results on a period to period basis, as we may be unable to predict the scope and magnitude of the effects this economic turmoil will have on our business.
     Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the third quarter of 2008, we estimate that 56% of our net revenue was derived from sales in the server and storage market, 22% from the desktop and workstation market, 13% from the consumer and portable market; and 9% from the networking and communications market. We believe that a significant portion of our revenue for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market.
     Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect our sales and accounts receivable to similarly be concentrated with a small group of customers in the future. In the third quarter of 2008, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 84% of our net revenue. In the third quarter of 2007, five customers each accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data may not identify customers who do not directly account for 10% of our net revenue, but may be significant if such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary, or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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
     We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenue comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustment for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the third quarter of 2008, compared to between 10% and 20% in the second quarter of 2008 and between 25% and 35% in the third quarter of 2007. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives during a given period or when we have limited or insufficient inventory available, we may delay shipment of orders.
     We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. During the third quarter of 2008, sales to international distributors represented 53% of net revenue, compared to 54% in the second quarter of 2008 and 44% in the third quarter of 2007. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling and collections expenses than direct sales.
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

     We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $11.1 million at the end of the third quarter of 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, remained flat at 4.6 turns in the third quarter of 2008 compared to the second quarter of 2008 and decreased compared to 5.1 turns in the third quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.
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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2008 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 5, 2008.

Results of Operations
     The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	42	46	43	53

Gross margin	58	54	57	47

Operating expenses:
Research and development	23	31	24	31
Selling, general and administrative	17	21	17	21

Total operating expenses	40	52	41	52

Income (loss) from operations	18	2	16	(5)
Interest and other income, net	1	3	1	3

Income (loss) before income taxes	19	5	17	(2)
Income tax expense (benefit)	1	3	1	1

Income (loss) before cumulative effect of accounting	18	2	16	(3)
Cumulative effect of accounting change	—	—	—	—

Net Income (loss)	18%	2%	16%	(3)%

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
Net Revenue. Net revenue was $30.6 million in the three months ended September 30, 2008 and $18.9 million in the three months ended September 30, 2007, an increase of 62%. The increase in net revenue was primarily due to increases of $5.2 million, $3.5 million, and $3.0 million in desktop and workstation, server and storage and consumer and portable, respectively.
Cost of Revenue and Gross Margin. Cost of revenue was $12.9 million for the three months ended September 30, 2008 and $8.6 million for the three months ended September 30, 2007, an increase of 50%. Gross margin was $17.7 million for the three months ended September 30, 2008 and $10.3 million for the three months ended September 30, 2007, an increase of 72%. Gross margin as a percent of net revenue was 58% for the three months ended September 30, 2008 and 54% for the three months ended September 30, 2007. The increase in gross margin percentage was primarily due to cost reduction activities, operational improvements and higher volumes.
Research and Development. Research and development expenses were $7.1 million for the three months ended September 30, 2008 and $5.8 million for the three months ended September 30, 2007, an increase of 23%. The increase was primarily due to a $0.7 million increase in wages, bonus expenses and other employment benefit related expenses and a $0.5 million increase in product development and prototype expense.
Selling, General and Administrative. Selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2008 and $4.1 million for the three months ended September 30, 2007, an increase of 25%. The increase was primarily due to an increase of $0.9 million in wages, bonus expenses and other employment benefit related expenses.

Income Tax. Income tax expenses were $0.2 million for the three months ended September 30, 2008 and $0.5 million for the three months ended September 30, 2007.
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
Net Revenue. Net revenue was $82.3 in the nine months ended September 30, 2008 and $54.9 million in the nine months ended September 30, 2007, an increase of 50%. The increase in net revenue was primarily due to increases of $11.2 million, $10.4 million, and $5.2 million in desktop and workstation, server and storage, and consumer and portable, respectively.
Cost of Revenue and Gross Margin. Cost of revenue was $35.6 million for the nine months ended September 30, 2008 and $29.1 million for the nine months ended September 30, 2007, an increase of 22%. Gross margin was $46.7 million for the nine months ended September 30, 2008 and $ 25.8 million for the nine months ended September 30, 2007, an increase of 81%. Gross margin as a percent of net revenue was 57% for the nine months ended September 30, 2008 and 47% for the nine months ended September 30, 2007. The increase in gross margin percentage was primarily due to charges in the nine months ended September 30, 2007 related to product defects in 2007 which did not recur in 2008 and cost reduction activities and operational improvements in 2008.
Research and Development. Research and development expenses were $19.8 million for the nine months ended September 30, 2008 and $17.2 million for the nine months ended September 30, 2007, an increase of 15%. The increase was primarily due to increases in wages, bonus expenses and other employment benefit related expenses of $1.5 million, an increase in product development and prototype expenses of $1.3 million, partially offset by a reduction of $0.4 million in stock-based compensation expenses.
Selling, General and Administrative. Selling, general and administrative expenses were $14.0 million for the nine months ended September 30, 2008 and $11.5 million for the nine months ended September 30, 2007, an increase of 21%. The increase was primarily due to a $2.3 million increase in wages, bonus expenses and other employment benefit related expenses.
Income Tax. Income tax expenses were $0.5 million for the nine months ended September 30, 2008 and $0.3 million for the nine months ended September 30, 2007.
Liquidity and Capital Resources
     As of September 30, 2008, we had working capital of $75.0 million, including cash, cash equivalents and short — term investments of $64.0 million, compared to working capital of $57.9 million, including cash, cash equivalents and short — term investments of $47.4 million, as of December 31, 2007. We currently have no debt and believe that our current cash, cash equivalents and short — term investments, as well as cash flows from operations, will be sufficient to fund our operations and meet our capital needs for at least the next 12 months.
     Our operating activities provided net cash of $17.7 million for the nine months ended September 30, 2008 compared to net cash provided of $5.3 million for the nine months ended September 30, 2007. The increase in cash provided from operating activities was primarily due to net income of $13.2 million and increases in other liabilities of $4.4 million related to higher wage accruals, other employment benefit related expense accruals and bonus accruals. Additionally, while there was a slight use of cash due to an increase in accounts receivable, we have decreased our overall days’ sales outstanding from December 31, 2007 to September 30, 2008 from 57.3 days to 37.7 days. This decrease in our days’ sales outstanding was primarily due to improvements in the timing of our collections and reductions in credit terms granted to our customers. The above increases in cash were partially offset by an increase in inventory of $4.9 million since December 31, 2007 as we have to maintain higher inventory levels to support our higher revenue base even though inventory turns have declined from December 31, 2007 to September 30, 2008 from 5.7 to 4.6. During the nine months ended

September 30, 2007 we saw significant decreases of inventory due to sales and dispositions related to product defects.
     We expect to generate operating cash flow in the foreseeable future however it may not be to the extent as this quarter due to timing of the payment of wage related accruals and inventory activities.
     Our investing activities used net cash of $8.0 million for the nine months ended September 30, 2008 for the purchase of $2.1 million in property and equipment and $6.9 million in short-term investments. Our investing activities provided net cash of $8.2 million for the nine months ended September 30, 2007 from the $9.8 million maturity of short-term investments without reinvestment, partially off-set by the purchase of property and equipment of $1.6 million.
     Our financing activities provided net cash of $0.9 million for the nine months ended September 30, 2008 from $3.3 million of exercises of employee stock options and an offering under our employee stock purchase plan, partially offset from the use of $2.4 million to repurchase shares of our common stock pursuant to the current stock repurchase program. Our financing activities used net cash of $4.1 million for the nine months ended September 30, 2007 from the use of $5.5 million to repurchase shares of our common stock pursuant to a stock repurchase program, as partially offset by $1.5 million proceeds from the exercise of employee stock options and an offering under our employee stock purchase plan.
Contractual Obligations
     The following table sets forth our contractual obligations as of September 30, 2008 (in thousands) and the periods in which such obligations are expected to be settled:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$3,447	$1,098	$1,480	$869	$—
Purchase obligations	1,806	1,806	—	—	—

	$5,253	$2,904	$1,480	$869	$—

     Purchase obligations are comprised of the estimated obligation for in-process silicon wafers. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with their payment terms, which typically require payment within three months. Operating Lease obligations consist of the estimated obligations under the Company’s real property or facility leases.
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
     The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, and government treasury and agency securities. In the three month period ending September 30, 2008, we invested approximately $6.0 million in short-term investments in U.S. government treasury securities. As of September 30, 2008, our cash equivalents were held in checking accounts, money market accounts comprised of U.S. government treasury securities and direct investment in U.S. government treasury securities.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Financial Performance
Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*
     We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of September 30, 2008, we had an accumulated deficit of $17.9 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 38.4% from $53.9 million in 2005 to $74.6 million in 2006 and increased 0.1% from $74.6 million in 2006 to $74.7 million in 2007. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
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
•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	the volatile nature of the semiconductor industry;

•	instability or deterioration in worldwide economic conditions;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to the Company;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products; and

•	changes in accounting principles, policies and estimates.
     Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.
Recent worldwide economic turmoil may affect our financial performance or our ability to forecast our business.*+
     The Company’s operations and performance depend significantly on worldwide economic conditions and its impact on purchases of our products by our customers. These economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Customers may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty, and these customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, our financial condition and operating results may be materially and adversely affected.
We are exposed to credit risk and payment delinquencies on our accounts receivable. This risk is heightened during periods when economic conditions worsen. *+
     A substantial majority of our outstanding accounts receivables are not covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on its receivables, there can be no assurance such procedures will effectively limit its credit risk and avoid losses. As economic conditions change, certain of our customers may face liquidity concerns and may be unable to satisfy our payment obligations, which would have a material adverse effect on our financial condition and operating results.

Risks Related to our Markets and Customers
We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*+
     In 2007, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.
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
     In 2007, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 81% of our net revenue. In the third quarter of 2008, four customers each accounted for over 10% of our net revenue, and collectively accounted for at least 84% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.
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
If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, our operating results and competitive position could be harmed. +
     Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results, and financial condition could be negatively affected.
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
     Our inventory levels were $11.1 million at the end of the third quarter of 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, remained flat at 4.6 turns in the third quarter of 2008 compared to the second quarter of 2008 and decreased compared to 5.1 turns in the third quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.
We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline. *+
     Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 46% of our net revenue in 2007 and 53% of our net revenue in the third quarter of 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain engineering support and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.
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
We are subject to the highly cyclical nature of the semiconductor industry and any future downturns could significantly harm our business. +
     Our business is heavily influenced by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any future downturns could significantly harm our business or reduce our revenue from one period to the next or for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to factors that affect the semiconductor industry generally.
Risks Related to Competition, Intellectual Property, Litigation and Regulation
We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors. *+
     The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as larger semiconductor manufacturers enter into our market space. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but are not limited to:
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
The average selling prices of our products could decrease rapidly, which may negatively impact our net revenue and operating results. +
     The average selling prices for power management solutions have historically declined over time. Factors that we expect to cause downward pressure on the average selling price for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and other factors. To maintain acceptable operating results, we will need to offset any reduction in the average selling prices of our products by developing and introducing new products and developing new generations and versions of existing products on a timely basis, increasing sales volume, and reducing costs. If the average selling prices for our products decline and we are unable to offset those reductions, our operating results will suffer.

Assertions by third parties of infringement by us or our vendors of their intellectual property rights could result in significant costs and cause our operating results to suffer.+
     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us take steps that may be harmful to our business, including, but not limited to:
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
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property. *+
     We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2008, we had 47 issued patents and 30 patent applications pending in the United States, and two foreign patent applications pending. These patents have expiration dates ranging from December 2017 to October 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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
Our stock price will fluctuate and may be volatile, which could result in substantial losses for investors and significant costs related to litigation.+
     Investors may be unable to resell their shares at or above the purchase price and this could result in substantial losses for those investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:
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
Risks Related to our Manufacturing and Development Activities
Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products and increases our exposure to third party solvency risks, which could harm our business.*+
     We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:
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
     Deterioration of worldwide economic conditions and financial markets and tightening in credit markets may adversely impact the financial position of our third party manufacturers. If our third party manufacturers are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide us with the foundry capacity we need, or may adversely affect their ability to provide timely services or to make timely deliveries of products to us. Any such result could adversely affect our operations and financial condition.

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
Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.+

     Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in South Korea, Malaysia, the Philippines, Singapore, and Taiwan. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.
We have experienced, and may in the future experience, delays in the development and introduction of our new products, which may harm our business and operating results.+
     The development of our products is highly complex, costly and inherently risky. We have experienced, and may in the future experience, delays in the development and introduction of new products or new generations and versions of our existing products. If we are unable to develop or introduce products on a timely basis, we may lose new or existing market and customer opportunities and our financial results or competitive position could be harmed. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, we expect to continue to bring new products to production in new manufacturing and assembly processes. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.
The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if electronic system designers do not design our products into their electronic systems. +
     We devote significant time and resources in working with electronic system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for electronic system designers. If electronic system designers do not design our products into their systems, our business would be materially and adversely affected.
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
Risks Related to our International Activities
We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*+
     A number of our customers are multinational corporations, with operations located throughout the world. In 2007 and the nine months ending September 30, 2008, 96% and 98%, respectively, of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:
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
We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*+
     Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2007 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.
Risks Related to our Growth and Organization
We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.+
     We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our operating and financial results, including, but not limited to:
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

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.+*
     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we are unable to retain any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and could work with our competitors, subject to their continuing confidentiality obligations to Volterra. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.
If our computer and communications hardware fails, our business, results of operations and financial condition would be harmed.+
     Our ability to successfully operate our business depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer and communications hardware necessary to operate our business is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, computer viruses, earthquakes and similar events, any of which may result in interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data or proprietary technical information. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. If any of these events or interruptions were to occur, our business and results of operations could be substantially harmed.
Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.+
     As of January 31, 2008, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 46% of our outstanding common stock and we believe such stockholders continue to hold a significant portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
Anti-takeover provisions of our charter documents and Delaware law could prevent or delay transactions resulting in a change in control.+
     Our certificate of incorporation and our bylaws may make more difficult or discourage, delay or prevent a change in the ownership of our company or a change in our management or our board of directors. The following are examples of provisions that are included in our certificate of incorporation and bylaws that might have those effects:
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

Dated: October 30, 2008	VOLTERRA SEMICONDUCTOR CORPORATION
	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer (Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.