Form 10-K
period 2008-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2009-03-04
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $246,572,235, based on a closing price of $17.26 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2009, there were 25,114,121 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “seek,” or “continue,” the negative of these terms, or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under Item 1A “Risk Factors” and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Solution

Our proprietary, high-performance analog and mixed-signal power management semiconductors target the computing, storage, networking, and consumer markets where power management requirements are particularly challenging. The benefits of our solution to our customers include:

•

Small Form Factor.    Our proprietary system architecture integrates the functions of controllers, power transistors, and drivers found in conventional solutions and significantly reduces the quantity and size of the remaining external components, such as inductors and capacitors;

•	High Performance. Our power management solutions are designed to meet or exceed the demanding power requirements of advanced digital semiconductors in a cost-competitive manner;

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

While we believe that we compete favorably in the markets we serve, we face a variety of challenges as our competitors attempt to maintain or gain market share. In particular, many of our competitors may try to take advantage of the fact that they may have greater name recognition or greater resources than we do. In order to continue to grow our business, we must continue to develop new and innovative product offerings, provide high quality and reliable products, attract and retain qualified engineers, provide superior customer support and be able to manage our operations in an efficient and cost effective manner.

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

Our Products and Markets

Our analog and mixed signal power management semiconductor products are primarily used in applications that require peak voltage regulating performance, such as data networking equipment, desktop and notebook computers, digital televisions, digital video recorders, or DVRs, game consoles, enterprise storage equipment, graphics cards, hard disk drives, printers, raid cards, servers, telecommunications equipment, base stations and workstations.

We offer integrated voltage regulator semiconductors, which includes our VT100, VT200, and VT300 products, and scalable voltage regulator semiconductor chipsets, which includes our VT1000 and VT1300 products. We classify our product families by specifications such as input voltage and output voltage, both measured in Volts, and maximum current, measured in Amperes, or Amps. We continually develop new products and new generations and versions of our existing products to improve product performance and features while reducing system cost and size.

The demand for our products depends on many factors, such as our ability to introduce new products in a timely manner, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated, or macroeconomic factors, such as downturns in the economy or the semiconductor industry in general. With deterioration in worldwide economic conditions starting in the latter half of 2008, our customers have seen significant and dramatic changes in the level of demand for their products. This drop in demand has resulted in their reducing or delaying of orders of our products, and the volatility and uncertainty in the marketplace has made it difficult to forecast our product demand or financial results. In the fourth quarter of 2008, we experienced a slowing of customer demand across our four markets, and we accommodated customer requests to reschedule existing backlog into 2009 to minimize customer inventory levels at the end of the year. As a result of such decision to reschedule, we updated and revised downward our revenue expectations for the fourth quarter of 2008. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on the marketplace and our future business.

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

Although our key customer base has grown and we expect it to continue to broaden, our sales are concentrated with a relatively small group of customers. In 2008, IBM, Metatech, and Sabre each accounted for over 10% of our net revenue, and collectively accounted for 71% of our net revenue. In 2007, IBM, Metatech, Sabre and EIL each accounted for more than 10% of our net revenue, and collectively accounted for 81% of our net revenue. In 2006, IBM, Metatech and Sabre each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

A significant portion of our revenue is derived from international sales. We sell our products to customers in North America directly through our internal sales force, and sell our products to international customers both directly through our internal sales force and indirectly through distributors. International sales comprised 98%, 96% and 93% of our net revenue in 2008, 2007 and 2006, respectively. We report our net revenue by geographic areas according to the destination to which our products are shipped, although such geographic area may not be the same geographic area in which such product is ultimately used. A further description of this geographic breakdown is included in Note 2(f) to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” below.

Our products are generally incorporated into a customer’s product early in the design phase. Once our products have been designed to perform a specific power management function in our customer’s system, we typically are the sole source supplier for that function. Our applications engineers provide technical support and assistance to customers in designing, testing, and qualifying systems that incorporate our products. We invest significant time and resources in working with electronic system designers to get our products designed into their systems, but if such investment of time and money is unproductive and electronic system designers do not design our products into their systems, the amounts expended in this investment would be unrecoverable and our business would be materially and adversely affected. In addition, we often incur significant expenditures in the development of a new product line without any assurance that a market for such product will develop or that electronic system designers will select our product for use in their systems. If we incur such expenditures and fail to identify customers or applications for such product, our operating results will be adversely affected.

Although in general we do not view our business as being seasonal, our operating results could be negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. In addition, we may see higher sales in the second half of the year, as sales in higher-volume applications that we could target such as desktop and notebook computers, digital cameras, digital televisions, digital video recorders, or DVRs, game consoles, graphics cards, hard disk drives, printers and set-top boxes are generated in anticipation of the December holiday season.

Manufacturing, Assembly and Test

We design and develop our proprietary products and utilize third-party foundries and assembly and test subcontractors to manufacture, assemble and test these products. By outsourcing our manufacturing, we believe that we are able to reduce our capital requirements, lower our fixed costs and product costs, and focus our resources on the design, development and marketing of our products. In addition, we benefit from our suppliers’ manufacturing expertise and from the flexibility to select those vendors that we believe offer the best capability and value.

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2008, our principal foundries and assembly and test subcontractors were located in South Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and China.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer after receipt of a firm purchase order. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Research and development expense was $26.1 million, $23.3 million and $23.0 million in 2008, 2007 and 2006, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2008, we had 48 issued patents and 30 patent applications pending in the United States, and five foreign patent applications pending. These patents have expiration dates ranging from December 2017 to October 2025. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. Competitors may also recruit our employees who currently have or had access to our proprietary technologies. Any efforts that we take or measures that we implement to prevent misappropriation or infringement of our intellectual property may not be successful. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation for infringement of several of our patents. For a more complete description of this legal matter, please read Item 3. Legal Proceedings. Such action could consume significant financial and other resources, and although we strongly believe in the validity of our position, there is no guarantee that any such proceedings would be successful on its merits.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, or we may have to defend ourselves against infringement claims. Any such actions could subject us to significant expense or liability for damages, or could invalidate our proprietary rights, any of which could have a material adverse effect on our business.

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

Employees

As of December 31, 2008, we had 182 full-time employees. There were 94 employees in research and development, 40 in sales, marketing and field services, 24 in general, administrative and finance and 24 in operations support. We believe we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of January 31, 2009, are as follows:

Name	Age	Position
Jeffrey Staszak	55	President, Chief Executive Officer and Director
Mike Burns	42	Vice President, Chief Financial Officer, Treasurer and Secretary
David Lidsky	42	Vice President of Design Engineering
William Numann	52	Vice President of Marketing
Craig Teuscher	41	Vice President of Sales and Applications Engineering

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

David Lidsky co-founded Volterra and has been our Vice President of Design Engineering since July 2004. Dr. Lidsky held various positions at Volterra since its formation in 1996, most recently as our Director of Design Engineering. Dr. Lidsky holds a B.S.E.E from the University of Massachusetts at Amherst, and an M.S.E.E. and Ph.D. in electrical engineering from the University of California at Berkeley.

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

Risks Related to our Financial Performance

Recent worldwide economic turmoil may affect our financial performance or our ability to forecast our business.

The Company’s operations and performance depend significantly on worldwide economic conditions and its impact on purchases of our products by our customers. These economic conditions have recently deteriorated significantly in many countries and regions, and may remain depressed for the foreseeable future. Customers may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty, and these customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. In the fourth quarter of 2008, we experienced a slowing of customer demand across our four markets, and we accommodated customer requests to reschedule existing backlog into 2009 to minimize customer inventory levels at the end of the year. As a result of such decision to reschedule, we updated and revised downward our revenue expectations for the fourth quarter of 2008. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on the marketplace and our future business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, or if these economic conditions persist or continue to deteriorate, our financial condition and operating results may be materially and adversely affected.

Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.

We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of December 31, 2008, we had an accumulated deficit of $16.8 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 39% to $104.2 million in 2008, from $74.7 million in 2007, and revenue increased 0.1% to $74.7 million in 2007 from $74.6 million in 2006. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	our customers’ and distributors’ management of the inventory they hold;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the timing of introductions of competing products or technologies;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	varying order patterns in the markets in which we sell our products;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost effective basis;

•	the volatile nature of the semiconductor industry;

•	instability or deterioration in worldwide economic conditions;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to us;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to adequately support our future growth;

•	disputes regarding intellectual property rights; and

•	litigation involving us or our products.

Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.

We are exposed to credit risk and payment delinquencies on our accounts receivable, and this risk has been heightened during the current decline in economic conditions.

A substantial majority of our outstanding accounts receivables are not covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change and worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.

In 2008, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

In addition, our business in these markets has been subject to varying order patterns, and we expect business in new markets we enter into will similarly be subject to varying order patterns. In particular, our operating results could be negatively impacted during the first quarter of each year due to the lunar New Year holidays in Asia, during which time many of our customers, manufacturers, and subcontractors cease or significantly reduce their operations. We also address higher-volume applications across multiple markets, which applications could include desktop and notebook computers, digital cameras, digital televisions, digital video recorders, or DVRs, game consoles, graphics cards, hard disk drives, printers and set-top boxes. In these higher-volume applications, we expect a disproportionate amount of our net revenue to be generated during the second half of the year as a result of the December holiday season. If we are unable to adjust production of our products or the levels of our operating expenses to address changes in demand, our operating results would be harmed.

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

In 2008, three customers each accounted for over 10% of our net revenue, and collectively accounted for approximately 71% of our net revenue and in 2007, four customers each accounted for more than 10% of our net revenue, and collectively accounted for approximately 81% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the current fiscal year. If demand for these products declines or does not grow, we may be forced to diversify our product offerings. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry or general economic conditions, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated. Our inability to diversify our products in a timely and cost-effective manner would harm our business and operating results.

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

Our inventory levels were $13.7 million at December 31, 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 2.8 turns in the fourth quarter of 2008 compared to 4.6 turns in the third quarter of 2008 and to 5.7 turns in the fourth quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 54% of our net revenue in 2008 compared to 46% in 2007. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as larger semiconductor manufacturers enter into our market space. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but not limited to:

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

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation for infringement of several of our patents. On or about December 18, 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are in the early stage of this litigation and thus are unable to assess the possible outcome of this litigation. Such action or any similar action could consume significant financial and other resources, and although the Company strongly believes in the validity of its position, there is no guarantee that any such proceedings would be successful on its merits. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

As of December 31, 2008, we had 48 issued patents and 30 patent applications pending in the United States, and five foreign patent applications pending. These patents have expiration dates ranging from December 2017 to October 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

Assertions by third parties of infringement by us or our vendors of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future, we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take steps that may be harmful to our business, including, but not limited to:

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering and UTAC, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply such laws, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to our Manufacturing and Development Activities

Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products and increases our exposure to third party solvency risks, which could harm our business.

We are a fabless semiconductor company and as such, we rely on third-party semiconductor manufacturers, or foundries, such as Chartered Semiconductor Corporation and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers including, but not limited to:

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

We rely on third-party subcontractors, such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering and UTAC, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed-upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

Our products are highly complex and may require modifications to resolve previously undetected design or process errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain previously undetected errors or defects in design or that occur in the manufacturing or assembly process that may significantly affect yields or quality. If we deliver products with errors or defects, we may suffer a reduction in, or deferral, of our revenue as a result of significant product returns and our operating results and financial position could be materially impacted. We may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and operating results may be adversely impacted. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customer, we may be expected to agree upon additional terms and conditions of sale regarding product quality or product defects which may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in South Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and China. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

A number of our customers are multinational corporations, with operations located throughout the world. In 2008, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2008 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders. Furthermore, acquisitions could result in adverse tax consequences, substantial depreciation, deferred compensation charges, impairment of goodwill, or the amortization of amounts related to deferred compensation and to identifiable purchased intangible assets, any of which would negatively affect our operating results.

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

We evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain internal control over financial reporting. In addition, in the course of our Section 404 compliance, we may identify deficiencies in our internal controls, some of which may be categorized as significant deficiencies. In the future, we may identify material weaknesses in our internal controls. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we are unable to retain any of our key technical or senior management personnel, such as Jeffrey Staszak, our President and Chief Executive Officer, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on retaining our management team and other key employees. We rely on these individuals for the management of our company, development of our products and business strategy, and management of our strategic relationships, and for the reliability of our financial reporting and the design and maintenance of our internal controls over financial reporting. In addition, we rely on a relatively small number of analog and mixed-signal design engineers who have the training and experience to design our products. Any of these employees could leave our company with little or no prior notice and could work with our competitors, subject to their continuing confidentiality obligations to us. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of power management semiconductors, and we may face challenges in hiring and retaining these types of employees.

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

As of January 31, 2009, our executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 29% of our outstanding voting stock and we believe such stockholders continue to hold a significant portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

From time to time we may become subject to legal proceedings in the ordinary course of our business. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (the “Defendants”), Case No. CV 085029, for infringement of Volterra’s U.S. patent numbers 6,278,264, 6,462,522, 6,713,823, 6,020,729 and 6,225,795, which seeks declaratory relief, an injunction, unspecified damages, and attorneys’ fees against the Defendants. On or about December 18, 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are in the early stage of this litigation and thus are unable to assess the possible outcome of this litigation. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VLTR.” The following table sets forth the high and low sales prices (based on daily closing prices) of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2008:
Fourth quarter ended December 31	$12.19	$6.33
Third quarter ended September 30	$17.23	$12.21
Second quarter ended June 30	$17.46	$11.01
First quarter ended March 31	$11.33	$7.94

Year ended December 31, 2007:
Fourth quarter ended December 31	$13.60	$11.03
Third quarter ended September 30	$14.33	$10.71
Second quarter ended June 30	$16.39	$12.56
First quarter ended March 31	$15.05	$12.89

The closing price for our common stock as reported by the Nasdaq Global Select Market on January 30, 2009 was $7.00 per share. As of January 30, 2009, there were approximately 428 registered stockholders of record of our common stock.

The following graph compares the cumulative 53-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index. An investment of $100 (assuming reinvestment of all dividends) is assumed to have been made in our common stock on July 29, 2004 or in indexes on June 30, 2004 and its relative performance is tracked through December 31, 2008. The Company has not paid any dividends on its common stock during this period. The stock price information shown on the graph below is not necessarily indicative of future price performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our share repurchase activity for the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Cost Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2008 to October 31, 2008	79,578	$8.78	79,578	$11,860,322
November 1, 2008 to November 30, 2008	787,332	$7.42	787,332	$6,021,379
December 1, 2008 to December 31, 2008	120,517	$7.68	120,517	$5,095,416
Total	987,427	$7.56	987,427

(1)	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $15 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, and authorized an additional $5 million and publicly announced such program on October 20, 2008. There is no expiration date for the repurchase program.

(2)	Includes $0.03 per share broker commission for purchases on and prior to March 4, 2008, and $0.02 per share broker commission for purchases on and after March 5, 2008.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations and consolidated balance sheet data for the years ended December 31, 2008, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except per share data)
Statements of Operations Data:
Net revenue	$104,155	$74,689	$74,588	$53,867	$43,935
Net income	$14,258	$313	$6,913	$5,406	$5,109
Basic net income per share	$0.60	$0.01	$0.29	$0.23	$0.40
Diluted net income per share	$0.57	$0.01	$0.26	$0.21	$0.22
Weighted average shares outstanding, basic	23,750	24,332	24,074	23,583	12,891
Weighted average shares outstanding, diluted	25,201	26,302	26,164	26,193	23,100
	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short term investments	$57,354	$47,414	$51,791	$47,907	$44,733
Current assets	$85,602	$67,681	$79,135	$61,992	$52,690
Total assets	$91,292	$74,095	$83,703	$65,503	$54,138
Total stockholders’ equity	$75,913	$63,358	$71,816	$57,760	$50,265

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including but not limited to those discussed in Item 1A “Risk Factors” and elsewhere in this report.

Overview

Our net revenue was $104.2 million, $74.7 million and $74.6 million in 2008, 2007, and 2006, respectively. We generated net income of $14.3 million, $0.3 million and $6.9 million in 2008, 2007, and 2006, respectively. We incurred losses in all periods prior to 2004, and as of December 31, 2008, we had an accumulated deficit of $16.8 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In 2008, we estimate that 60% of our net revenue was derived from sales in the server and storage market, 11% from the networking and communications market, 20% from the desktop and workstation market; and 9% from the consumer and portable market. We believe that a significant portion of our revenues in the upcoming fiscal year shall continue to be derived from sales in the server and storage market.

Our operations and performance depend significantly on worldwide economic conditions and their impact on purchases of our products by our customers. These economic conditions have deteriorated significantly in many countries and regions, and may remain depressed for the foreseeable future. This worldwide economic turmoil may have a significant effect on our operations and financial results on a period to period basis, as we may be unable to predict the scope and magnitude of its effects on our business. Customers in any of our target market segments may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty. We will have limited visibility in the revenues we can anticipate in any given period, and may not be able to accurately plan the appropriate spending and inventory necessary to satisfy the more volatile demand for our products. Our customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products, and this could affect the amount and timing of revenue for the long term future. These economic conditions also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide us with the foundry capacity we need, or may adversely affect their ability to provide timely services or to make timely deliveries of products to us.

This uncertainty may affect our ability to provide or meet specific forecasted results. In the fourth quarter of 2008, for example, we experienced a slowing of customer demand across our four markets, and we accommodated customer requests to reschedule existing backlog into 2009 to minimize customer inventory levels at the end of the year. As a result of such decision to reschedule, we updated and revised downward our revenue expectations for the fourth quarter of 2008. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on the marketplace and our future business.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In 2008, IBM, Metatech, and Sabre each accounted for over 10% of our net revenue, and collectively accounted for 71% of our net revenue. In 2007, IBM, Metatech, Sabre and EIL each accounted for more than 10% of our net revenue, and collectively accounted for 81% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 20% in the fourth quarter of 2008, compared to between 15% and 25% in the third quarter of 2008 and between 25% and 35% the fourth quarter of 2007. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. In 2008, sales to international distributors represented 54% of net revenue, compared to 46% in 2007. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling expenses than direct sales.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $13.7 million at the end of the fourth quarter of 2008, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 2.8 in the fourth quarter of 2008 compared to 4.6 turns in third quarter of 2008 and 5.7 turns in the fourth quarter of 2007. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, general management, finance, human resources and information technology, as well as expenses related to travel and entertainment, professional services, and insurance. In connection with our pending litigation described in Item 3. Legal Proceedings, we believe that our expenses related to legal services in 2009 may be higher than the legal expenses historically incurred in the past.

Our income tax provision is dependent on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carryforwards to offset taxable income and tax credit carryforwards that offsets income tax in the U.S. and changing assessments of statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies and estimates involve more significant judgments used in the preparation of our financial statements.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service has been rendered; (3) collectibility is reasonably assured, and (4) the fee is fixed or determinable Determination of criterion (1) is based on a purchase order received from the customer. Determination of criterion (2) and (3) are based on shipment when title transfers to the customer and management’s judgment regarding the collectibility of the amounts billed. Determinations of criteria (4) is based on the fixed price charged for products delivered adjusted for any applicable discounts. Should changes in conditions cause management to determine these criteria are not met for certain transactions, revenue recognized for any reporting period could be adversely impacted.

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

Inventory Valuation. Inventory is valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. We record provisions for inventories for excess or obsolete work-in-process and finished goods. Newly developed products are generally not valued until they have been qualified for manufacturing and success in the marketplace has been demonstrated through sales and backlog, among other factors. Until products have been qualified for manufacturing and success in the marketplace has been demonstrated, costs associated with these products are considered period costs and expensed to research and development. In addition to provisions based on newly introduced parts, statistical and judgmental assessments are made for the remaining inventory based on assumptions about future demand. We identify excess and obsolete inventory by analyzing inventory aging, recent sales, order backlog, and demand forecasts. Based on these and other factors, we estimate on an individual product basis the net realizable value of our inventory. Net realizable value is determined as the forecast sales of the product less the estimated cost of disposal. We reduce the carrying value to estimated net realizable value if it is less than standard cost. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the markets we serve, provide us with the ability to make reliable estimates. If actual market conditions and resulting product sales were to be less favorable than our projections, additional inventory provisions may be required that could adversely affect our operating results.

Accounting for Income Taxes.    We account for income taxes under the provisions of SFAS No. 109. Under this method, we determine deferred tax assets and liabilities based upon the difference between the carrying amounts of assets and liabilities reported in the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains, and losses, differences arise between the amount of taxable income and pretax financial income for a reporting period and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. We have established a full valuation allowance against our domestic deferred tax assets for all periods since inception.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is more likely than not that such assets will not be realized. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed, which would likely result in the recording of an income tax benefit in the period of reduction and increase our effective tax rate in subsequent periods. See Note 7, “Income Taxes” to Notes to Consolidated Financial Statements for further discussion.

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

Beginning in 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. Under SFAS No. 123R, compensation cost is calculated on the date of grant based on the estimated fair value of the award. For grants made prior to January 1, 2006, the compensation cost is amortized on an accelerated basis over the vesting period of each grant using the method prescribed by Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. For grants made on or after January 1, 2006, the compensation cost is amortized on a straight-line basis over the vesting period.

In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. We use the Black-Scholes formula in estimating the fair value of stock-based compensation at the date of grant. The Black-Scholes formula and SFAS No. 123R require us to estimate key inputs such as expected term, volatility, and forfeiture rates that determine the stock-based compensation expense. We estimate these key inputs using historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. However, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also consider the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Net revenue	100%	100%	100%
Cost of revenue	43	51	48

Gross margin	57	49	52
Operating expenses:
Research and development	25	31	31
Selling, general and administrative	18	20	16

Total operating expenses	43	51	47

Income from operations	14	(2)	5
Interest and other income, net	1	3	3

Income before income taxes	15	1	8
Income tax expense (benefit)	1	—	(1)

Income before cumulative effect of accounting change accounting change	14	1	9
Cumulative effect of accounting change	—	—	—

Net income	14%	1%	9%

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Net Revenue.    Net revenue was $104.2 million in 2008 and $74.7 million in 2007, an increase of 39%. The increase in net revenue occurred in all four of our markets, as follows: revenues in our consumer and portable market increased by approximately $6.9 million, revenues in our desktop and workstation market increased by approximately $13.7 million, revenues in our networking and telecom market increased by approximately $1.2 million and revenues in our server and storage market increased by approximately $7.7 million.

Cost of Revenue and Gross Margin.    Cost of revenue was $45.2 million in 2008 and $37.9 million in 2007, an increase of 19%. Gross margin was $58.9 million in 2008 and $36.8 million in 2007, an increase of 60%. Gross margin as a percent of net revenue was 57% in 2008 and 49% in 2007. The increase in gross margin percentage was primarily due to charges in 2007 related to product recall which did not recur in 2008, as well as cost reduction activities and operational improvements in 2008.

Research and Development.    Research and development expenses were $26.1 million in 2008 and $23.3 million in 2007, an increase of 12%. The increase in 2008 was primarily due to the increase in wages and related expenses of $1.9 million and increases in product development and prototype expenses of $0.8 million.

Selling, General and Administrative.    Selling, general and administrative expenses were $18.9 million in 2008 and $15.1 million in 2007, an increase of 25%. The increase in 2008 was primarily due to increases in wages and related expenses of $2.9 million, increases in stock-based compensation expenses of $0.4 million and increases in other professional services of $0.4 million.

Provision for Income Tax.    Our annual income tax provision was $0.6 million and $0.2 million in fiscal years 2008 and 2007, respectively. The significant increase in income before taxes increased the income tax provision. Our effective tax rate for fiscal years 2008 and 2007 were 4% and 29%, respectively. The decrease in the effective tax rate in fiscal year 2008 is primarily due to the increase in income before taxes from international operations which are subject to lower statutory income tax rates.

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

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $71.7 million, including cash, cash equivalents and short-term investments of $57.4 million. Our cash, cash equivalents and short-term investments increased by $9.9 million in 2008. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $18.0 million, $10.4 million and $4.0 million in 2008, 2007, and 2006, respectively. Cash provided from operating activities was primarily due to net income of $14.3 million, adjustments for depreciation and amortization of $2.4 million, stock-based compensation of $4.1 million and increases in accrued liabilities and long term liabilities of $4.1 million related to higher wage accruals, other employment benefit related expense accruals and bonus accruals. The above increases in cash were partially offset by an increase in inventory of $7.4 million since December 31, 2007. The primary sources of cash from operations in 2007 are adjustments for depreciation of $2.1 million, stock-based compensation of $4.0 million and decreases in inventory of $6.3 million related to sales of inventory and disposition of inventory related to product recalls, partially offset by decreases in accounts payable of $3.4 million. The primary sources of cash from operations in 2006 are an adjustment for depreciation of $1.6 million, an adjustment for stock-based compensation of $4.3 million and the increase in account payable of $4.2 million due to higher production levels, partially offset by the increase of accounts receivable of $4.4 million and inventory of $8.2 million.

Our investing activities used net cash of $12.7 million in 2008, compared to net cash provided of $7.9 million and $2.1 million in 2007 and 2006, respectively. The primary use of cash from investing in 2008 was the purchase of short-term investments of $12.9 million and purchases of property and equipment of $2.3 million partially offset by $2.5 million from the maturity of short-term investments. The primary source of cash from investing in 2007 was the net maturity of short-term investments of $9.8 million, and partially offset by $2.0 million of purchases of property and equipment primarily related to the leasehold improvement for our new office in Fremont, California. The primary source of cash from investing in 2006 was the net maturity of short-term investments of $4.8 million offset by $2.7 million of purchases of equipment and computer hardware, principally related to a server backup system and test equipment.

Our financing activities used net cash of $5.9 million and $12.7 million in 2008 and 2007 respectively, compared to net cash provided of $2.7 million in 2006. The primary use of cash from financing in 2008 was the repurchase of our common stock of $9.9 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $4.0 million. We used $15.0 million in 2007 to repurchase our common stock, which was partially offset by sales of securities under our stock option and employee stock purchase plans of $2.3 million. The primary sources of cash from financing in 2007 and 2006 were sales of securities under our stock option and employee stock purchase plans.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008 (in thousands) and the periods in which such obligations are expected to be settled.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,116	$1,065	$1,450	$601	$—
Purchase obligations	1,078	1,078	—	—	—

	$4,194	$2,143	$1,450	$601	$—

Operating Lease obligations consist of the estimated obligations under the Company’s real property or facility leases. Purchase obligations are comprised of the estimated obligation for non-cancelable in-process silicon wafers. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with the contractual payment terms, which typically require payment within three months.

The amounts in the table above exclude $751 of income tax liabilities under FIN 48 as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

We adopted SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”) on January 1, 2008, the first day of fiscal year 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amended SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, beginning on January 1, 2008, this standard applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. The adoption of SFAS No. 157-2 is not expected to have a material effect on our consolidated statements of financial position, operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning in the first quarter of fiscal year 2009. We have evaluated the impact of adopting SFAS No. 161 and determined that there is no material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2008, all of our short-term investments were U.S. treasury securities and our cash equivalents were held in checking and money market accounts, and as of December 31, 2007, we held no short-term investments. If market interest rates were to increase or decline by 10% from interest rates as of December 31, 2008 and 2007, the impact on our portfolio on these dates would not have been material. We do not currently use derivative instruments in our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly, our sales are not generally impacted by foreign currency rate changes. As of December 31, 2008 and 2007, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$46,893	$47,414
Short-term investments	10,461	—
Accounts receivable, net of allowances of $2,660 and $986, respectively	12,073	12,318
Inventory	13,668	6,185
Prepaid expenses and other current assets	2,507	1,764

Total current assets	85,602	67,681
Property and equipment, net	5,285	5,647
Other assets	405	767

Total assets	$91,292	$74,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,834	$5,127
Accrued liabilities	8,073	4,680

Total current liabilities	13,907	9,807
Lease incentive	688	930
Other long-term liabilities	784	—

Total liabilities	15,379	10,737
Commitments (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 23,104 and 23,567 shares issued and outstanding, respectively	24	24
Additional paid-in capital	102,612	94,410
Accumulated deficit	(16,818)	(31,076)
Treasury stock at cost, 1,272 and 0 shares, respectively	(9,905)	—

Total stockholders’ equity	75,913	63,358

Total liabilities and stockholders’ equity	$91,292	$74,095

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenue	$104,155	$74,689	$74,588
Cost of revenue	45,217	37,906	35,494

Gross margin	58,938	36,783	39,094

Operating expenses:
Research and development	26,090	23,285	23,007
Selling, general and administrative	18,892	15,081	11,664

Total operating expenses	44,982	38,366	34,671

Income (loss) from operations	13,956	(1,583)	4,423
Interest and other income	1,073	2,482	2,067
Interest and other expense	(214)	(95)	(58)

Income before income taxes	14,815	804	6,432
Income tax expense (benefit)	557	236	(481)

Income before cumulative effect of accounting change	14,258	568	6,913
Cumulative effect of accounting change, net of income tax of $16	—	255	—

Net income	$14,258	$313	$6,913

Net income per share:
Basic:
Net income per share before cumulative effect of accounting change	$0.60	$0.02	$0.29
Cumulative effect of accounting change	—	(0.01)	—

Net income per share	$0.60	$0.01	$0.29

Diluted:
Net income per share before cumulative effect of accounting change	$0.57	$0.02	$0.26
Cumulative effect of accounting change	—	(0.01)	—

Net income per share	$0.57	$0.01	$0.26

Weighted average shares outstanding:
Basic	23,750	24,332	24,074

Diluted	25,201	26,302	26,164

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$14,258	$313	$6,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,367	2,063	1,613
Accretion of discount on investments	(47)	146	211
Provision for doubtful accounts	341	155	(152)
Loss on disposal of fixed assets and other	10	8	4
Stock-based compensation	4,124	3,980	4,304
Changes in operating assets and liabilities:
Accounts receivable	(96)	821	(4,431)
Inventory	(7,413)	6,337	(8,200)
Deferred tax assets	(185)	(54)	44
Prepaid expenses and other current assets	(163)	(962)	(434)
Accounts payable	707	(3,449)	4,243
Accrued liabilities and long term liabilities	4,144	1,060	(99)

Net cash provided by operating activities	18,047	10,418	4,016

Cash flows from investing activities:
Purchases of property and equipment	(2,257)	(1,994)	(2,654)
Purchases of short-term investments	(12,899)	—	(9,854)
Proceeds from sales of property and equipment	—	29	—
Proceeds from maturity of short-term investments	2,485	9,831	14,618

Net cash (used) provided by investing activities	(12,671)	7,866	2,110

Cash flows from financing activities:
Repurchase and retirement of common stock	(9,905)	(15,010)	—
Proceeds from issuance of common stock, net	4,008	2,326	2,733

Net cash (used) provided by financing activities	(5,897)	(12,684)	2,733

Net (decrease) increase in cash and cash equivalents	(521)	5,600	8,859
Cash and cash equivalents, beginning of period	47,414	41,814	32,955

Cash and cash equivalents, end of period	$46,893	$47,414	$41,814

Supplemental disclosure of cash flows:
Cash (paid for) refunds of income taxes	$(189)	$375	$(909)
Supplemental disclosure of non-cash investing and financing activities:
Addition to fixed assets from lease incentive	$—	$1,254	$—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007, and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Reclassification of Stock-based Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balances as of December 31, 2005	23,820,330	24	96,227	(189)	(38,302)	—	57,760
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	565,032	—	2,733	—	—	—
							2,733
Stock-based compensation	—	—	4,410	—	—	—	4,410
Reversal of deferred stock-based compensation	—	—	(189)	189	—	—	—
Net income	—	—	—	—	6,913	—	6,913

Balances as of December 31, 2006	24,385,362	$24	$103,181	$—	$(31,389)	$—	$71,816
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	413,972	—	2,326	—	—	—
							2,326
Stock-based compensation	—	—	3,913	—	—	—	3,913
Repurchase and retirement of common stock	(1,232,500)	—	(15,010)	—	—	—	(15,010)
Net income	—	—	—	—	313	—	313

Balances as of December 31, 2007	23,566,834	$24	$94,410	$—	$(31,076)	$—	$63,358

Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	808,420	—	4,008	—	—	—
							4,008
Stock-based compensation	—	—	4,194	—	—	—	4,194
Treasury stock repurchases	(1,271,527)	—	—	—	—	(9,905)	(9,905)
Net income	—	—	—	—	14,258	—	14,258

Balances as of December 31, 2008	23,103,727	$24	$102,612	$—	$(16,818)	$(9,905)	$75,913

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

(b) Risk and Uncertainties

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on purchases of the Company’s products as well as the ability of our suppliers to provide the Company with timely services. The impact of any of the matters described below could have an adverse affect on the Company’s business, results of operations and financial condition.

•

The Company’s sales are concentrated with a relatively small group of customers as 71% of net revenue is represented by three customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party foundries and assembly and test subcontractors to manufacture, assemble and test its products. The Company does not have long-term supply contracts with any of its foundries or suppliers. As a result of current credit market conditions, if one of these third-parties was unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Because the Company’s sales are primarily to distributors and outsourced suppliers and not directly to electronic system designers, we have limited visibility into ultimate product demand, which makes sales forecasting more difficult for the Company. Given current economic conditions, demand for our products may not materialize, subjecting the Company to risks of high inventory carrying costs and obsolescence.

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions); and

•	the valuation of inventory.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual results could differ from those estimates.

(d) Financial Instruments and Concentrations of Credit Risk

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

	As of December 31,
	2008	2007
Amortized cost	$10,461	$—
Unrealized gains	35	—

Fair value	$10,496	$—

The Company sells its products to international distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking, and consumer electronic industries. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for bad debts when it is probable and estimable that accounts receivable will not be collected.

(e) Accounts Receivable

An allowance for doubtful account is recorded based on management’s judgments and estimates on the collectibility of accounts receivable based on historical bad debt experience, customers’ creditworthiness, and recent changes in customers’ payment trends. If circumstances change adversely, additional bad debt allowances may be required.

(f) Segment Reporting and Significant Customers

The Company is organized and operates as a single business segment: analog and mixed-signal power management semiconductors. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financial performance.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2008	2007	2006	2008	2007
A	27%	37%	35%	21%	38%
B	31%	20%	16%	18%	13%
C	13%	12%	14%	10%	23%
D	*	12%	*	*	14%
E	*	*	*	21%	*
F	*	*	*	19%	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2008	2007	2006
Singapore	40%	49%	49%
China	47%	31%	26%
Taiwan	4%	10%	8%
United States	2%	4%	7%
Japan	5%	3%	4%
Other	2%	3%	6%

(g) Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

(h) Property and Equipment

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

(i) Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future sales returns. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future experience. Sales returns must be authorized by Volterra and are

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally limited to instances of product failure under the Company warranty that generally provide that products will be free from defects for a limited period of time following shipment, generally not longer than twelve months.

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

(j) Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method.

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$14,258	$313	$6,913

Denominator:
Weighted average shares outstanding, basic	23,749,978	24,332,270	24,073,587

Effect of dilutive securities:
Stock options	1,451,478	1,969,769	2,090,096

Weighted average shares outstanding, diluted	25,201,456	26,302,039	26,163,683

Basic net income per share	$0.60	$0.01	$0.29

Diluted net income per share	$0.57	$0.01	$0.26

Stock options outstanding in the amount of 2,932,419, 2,567,183 and 731,969 shares for the twelve months ended December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of December 31, 2008 could dilute net income per share in the future.

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The Company has established a full valuation allowance against the domestic deferred tax asset for all periods since inception.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. The Company believes it is more likely than not that such assets will not be realized. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed, which would likely result in the recognition of an income tax benefit in the period of reduction and increase the effective tax rate in subsequent periods.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) as of January 1, 2007. The Company must make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statues of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Adoption of FIN 48 had no material impact on the Company’s consolidated financial statements and result of operations and financial position. Note 7, “Income Taxes” describes FIN 48 and the effects on the results of operations and financial position.

(l) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(revised 2004) (SFAS No. 123R), Share-Based Payment. Under SFAS No. 123R stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company previously applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The Company recorded employee stock-based compensation for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated approach prescribed by Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, to the straight-line method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 continues to be recognized using the accelerated approach.

SFAS No. 123R was adopted using the modified prospective transition method. Under the modified prospective method, prior periods are not restated for the effect of SFAS No. 123R. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for each of the years ended December 31, 2008, 2007, and 2006 included all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense:
Cost of revenue	$232	$190	$275
Research and development	1,965	2,242	2,376
Sales, general and administrative	1,925	1,548	1,653

Total stock-based compensation expense	4,122	3,980	4,304
Tax effect of stock-based compensation	—	—	—

Effect on net income	$4,122	$3,980	$4,304

Effect on basic net income per share	$0.17	$0.16	$0.18

Effect on diluted net income per share	$0.16	$0.15	$0.17

The fair value of options granted under the Company’s stock option plans and rights granted under the 2004 Employee Stock Purchase Plan (ESPP) are estimated on the date of grant using the Black-Scholes valuation model. Expected volatility was estimated based on historical volatility of the Company’s stock, the implied volatility of traded options on the Company’s stock, and the implied volatility of a peer group of companies. Expected term was estimated based on the contractual life of the instrument, the vesting period of the grant, and the historical exercise behavior. The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Expected life (in years)	4.4	3.9	4.1	0.5	0.5	0.5
Expected volatility	47%	38%	41%	50%	36%	42%
Risk-free interest rates	2.6%	4.6%	4.7%	1.3%	4.8%	4.6%
Expected dividend yield	—	—	—	—	—	—

The weighted-average grant-date fair value of stock options granted was $5.10, $4.61 and $6.55 during the years ended December 31, 2008, 2007, and 2006, respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $3.37, $3.55 and $3.92 during the years ended December 31, 2008, 2007 and 2006, respectively.

(m) Comprehensive Income

Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2008, 2007, and 2006.

(n) Accounting for Lease Incentives

As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility. The Company used the allowance to make leasehold improvements which are being depreciated over the useful life of the assets or the lease term, whichever is shorter. The offsetting lease incentives liability is being amortized on a straight-line basis over the term of the lease.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Inventory

Inventory consisted of the following:

	December 31, 2008	December 31, 2007

Work-in-process	$5,672	$2,964
Finished goods	7,996	3,221

	$13,668	$6,185

4.    Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007

Computer hardware	$1,544	$1,401
Computer software	4,587	4,532
Equipment and furniture	6,222	4,524
Leasehold improvements	1,994	1,934

	14,347	12,391
Less accumulated depreciation and amortization	(9,062)	(6,744)

	$5,285	$5,647

Depreciation and amortization expense was $2,367, $2,063, and $1,613 for the years ended December 31, 2008, 2007, and 2006, respectively.

5.    Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2008	2007
Accrued compensation	$4,962	$1,895
Professional services	1,361	891
Other taxes payable	715	818
Income tax payable	188	513
Short-term lease incentives	243	243
Other accrued liabilities	604	320

	$8,073	$4,680

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2008, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2008, 2007 and 2006, no shares of preferred stock were outstanding.

The Company has reserved shares of common stock for future issuance at December 31, 2008 as follows:

Stock options outstanding	6,069,909
Stock options available for future grants	4,771,122
Employee stock purchase plan	1,829,380

12,670,411

(b) Stock Option Plans

As of December 31, 2008, the Company had authorized 14,874,613 shares of common stock for issuance under the Company’s stock option plans, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

The following table summarizes stock option activity under the plans during the years 2006, 2007, and 2008:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of December 31, 2005	3,575,050	4,729,185	$6.47
Authorized	1,355,023	—	—
Granted	(1,236,163)	1,236,163	$16.83
Exercised	—	(473,204)	$3.46
Canceled	218,020	(218,020)	$12.71

Balances as of December 31, 2006	3,911,930	5,274,124	$8.90
Authorized	1,356,830	—	—
Granted	(1,541,575)	1,541,575	$12.89
Exercised	—	(347,616)	$4.54
Canceled	457,764	(457,764)	$14.88

Balances as of December 31, 2007	4,184,949	6,010,319	$9.72

Authorized	1,302,760	—	—
Granted	(1,342,975)	1,342,975	$12.49
Exercised	—	(656,997)	$4.24
Canceled	626,388	(626,388)	$14.13

Balances as of December 31, 2008	4,771,122	6,069,909	$10.47

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the weighted average remaining contractual life for options outstanding was 5.1 years. Additionally, as of December 31, 2008, there were 3,673,798 options exercisable with a weighted average exercise price of $9.08 per share, and the weighted-average remaining contractual life for exercisable options was 4.6 years. As of December 31, 2008, there were 2,065,977 options expected to vest with a weighted average exercise price of $13.33 per share, and the weighted-average remaining contractual life for options expected to vest was 6.1 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was $5,621, $5,621 and $0, respectively. The total intrinsic value of options exercised was $4,001, $3,016, and $6,067 during the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, there was $10,124 of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested was $4,772, $4,904, and $3,546 during the years ended December 31, 2008, 2007 and 2006, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2008, the Company had authorized 2,252,452 shares for issuance under the ESPP. The Company issued 151,423, 98,835 and 99,328 shares at a weighted-average price of $8.05, $11.65 and $11.05 per share pursuant to the ESPP during the years ended December 31, 2008, 2007 and 2006, respectively.

7.    Income Taxes

The Company is incorporated in the U.S. and operates in various countries with differing tax laws and rates. A significant portion of the Company’s income before taxes and the provision for income taxes are generated from international operations.

Income (loss) before income taxes for the fiscal years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$(2,774)	$(1,333)	$904
Foreign	17,589	2,137	5,528

Income before income taxes	$14,815	$804	$6,432

Income tax provision (benefit) in 2008, 2007 and 2006 is comprised of federal, state, and foreign taxes.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(183)	$34	$111
State	4	(2)	16
Foreign	921	258	(652)

	742	290	(525)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(185)	(54)	44

	(185)	(54)	44

Total income tax expense (benefit)	$557	$236	$(481)

The difference between the provision for income taxes and the expected tax provision (benefit) at the statutory income tax rate is reconciled below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Expected income tax provision at statutory income tax rate	$5,186	$273	$2,194
State taxes, net of federal tax benefit	3	(1)	10
Foreign taxes at different rates	(5,410)	(483)	(2,860)
Non-deductible expenses	34	24	21
Tax credits	(1,054)	(973)	(856)
Valuation allowance related to net operating losses and other	1,515	1,130	661
Stock based compensation	283	266	349

Total income tax expense (benefit)	$557	$236	$(481)

Effective from April 2005 through March 2010, the Company has negotiated a tax holiday on certain earnings in Singapore, which is conditional upon the Company meeting certain employment and investment thresholds. The tax holiday represents a tax benefit aimed to attract foreign investment in Singapore. The tax holiday decreased income tax expense by approximately $1,875, $627 and $1,408 for fiscal years 2008, 2007 and 2006, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.07, $0.02 and $0.05 in fiscal years 2008, 2007 and 2006, respectively.

As of December 31, 2008, U.S. income taxes were not provided on a cumulative total of approximately $13,811 of undistributed earnings for certain foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Acruals and reserves	4,784	2,725
Tax credits	7,751	6,797
Capitalized research and development costs	3,007	3,849
Net operating loss carryforwards	2,681	1,886

Gross deferred tax assets	18,223	15,257
Deferred tax liabilities:
Property and equipment	$(111)	$(53)

Net deffered tax assets	18,112	15,204
Valuation allowance	(17,832)	(15,109)

Net deferred tax assets	$280	$95

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. For periods prior to 2004, the Company incurred a pre-tax loss in each period since inception. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2008 and 2007. The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $17,832 and $15,109, respectively. The net change in the valuation allowance was an increase of $2,723 and decrease of $139 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $15,214 for federal and $13,781 for California state tax purposes. The cumulative amount related to stock options included in net operating loss carryforwards for federal and California state is $8,129 and $10,274. Upon realization of these stock options, the impact will be recorded in equity. If not utilized, these carryforwards will begin to expire in 2023 for federal tax purposes and 2012 for California state tax purposes.

As of December 31, 2008, the Company has research credit carryforwards of approximately $5,879 and $6,603 for federal and California state tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2017. The California credit can be carried forward indefinitely. As of December 31, 2008, the Company has state manufacturer investment tax credits (MIC) of $159, which begins to expire in 2009. As of December 31, 2008, the Company has a federal alternative minimum tax credit of $233, which can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. As of December 31, 2008, the Company has determined that no ownership change has occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. No cumulative adjustment to retained earnings was required upon adoption of FIN 48.

As of December 31, 2008 and 2007, the total amount of unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), was $4,107 and 3,268, of which $3,507 and 2,771 would affect the effective tax rate if recognized. The Company classified unrecognized tax benefits under FIN 48 as non-current income taxes payable, as no amounts appear payable within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties through 2008 are not material.

The aggregate changes in gross unrecognized tax benefits for fiscal year 2008 are as follows (in thousands):

Balance at January 1, 2008	$3,268
Decreases in balances related to tax positions taken during prior periods	(5)
Increases in balances related to tax positions taken during current period	844

Balance at December 31, 2008	$4,107

The Company files U.S. federal, state, and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

8.    Commitments

The Company leases its facilities under non-cancelable operating lease agreements expiring between 2009 and 2012. Rent expense was $1,061, $936, and $659 for the years ended December 31, 2008, 2007, and 2006, respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2008 and the years in which such obligations are expected to be settled.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,116	$1,065	$1,450	$601	$—
Purchase obligations	1,078	1,078	—	—	—

	$4,194	$2,143	$1,450	$601	$—

Purchase obligations are comprised of the estimated obligation for non-cancelable in-process silicon wafers.

The amounts in the table above exclude $751 of income tax liabilities under FIN 48 as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (the “Defendants”), Case No. CV 085029, for infringement of Volterra’s U.S. patent numbers 6,278,264, 6,462,522, 6,713,823, 6,020,729 and 6,225,795, which seeks declaratory relief, an injunction,

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unspecified damages, and attorneys’ fees against the Defendants. On or about December 18, 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are in the early stage of this litigation and thus are unable to assess the possible outcome of this litigation. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

9.    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Deducted from Revenue / Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$155	$341	$—	$496
Sales returns and allowances	$831	$4,378	$(3,045)	$2,164
Deferred tax asset valuation allowance	$15,109	$2,723	$—	$17,832

Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$155	$—	$155
Sales returns and allowances	$538	$4,604	$(4,311)	$831
Deferred tax asset valuation allowance	$15,248	$769	$(908)	$15,109

Year ended December 31, 2006:
Allowance for doubtful accounts	$151	$(151)	$—	$—
Sales returns and allowances	$503	$1,636	$(1,601)	$538
Deferred tax asset valuation allowance	$17,861	$—	$(2,613)	$15,248

10.    Change in Accounting Principle

Effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF No. 06-2 requires companies to accrue the cost of a sabbatical leave over the requisite service period.

As a result of adoption of EITF No. 06-2, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of a change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses.

11.    Stock Repurchases

Under the Company’s stock repurchase program announced on January 28, 2008, the Company repurchased 1,271,527 shares during the year ended December 31, 2008 for $9,905, at an average cost of $7.79 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during 2008 have been reported as treasury stock. As of December 31, 2008, this repurchase program has $5.1 million remaining to be purchased.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Fair Value Measurements

The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value.

The Company currently has only cash equivalents and short-term investments that must be measured under the new fair value standard. The Company does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash equivalents and short-term investments are measured using inputs from Level 1 and Level 2 of the fair value hierarchy. Level 1 and Level 2 are described as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at December 31, 2008.

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at December 31, 2008:

	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$45,801	$45,801	$—	$—
US treasury securities	$10,461	$8,215	$2,246	—

Total	$56,262	$54,016	$2,246	$—

13.    Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	23,011	28,703	30,576	21,865
Gross Margin	12,862	16,158	17,670	12,248
Net Income	2,486	5,287	5,391	1,094
Net Income per share:
Basic	$0.10	$0.22	$0.23	$0.05
Diluted	$0.10	$0.21	$0.21	$0.04

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	17,553	18,480	18,875	19,781
Gross Margin	9,587	5,988	10,257	10,951
Net Income (loss)	361	(2,541)	497	1,996
Net Income (loss) per share:
Basic	$0.01	($0.10)	$0.02	$0.08
Diluted	$0.01	($0.10)	$0.02	$0.08

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

14.    Subsequent Event

Under the Company’s stock repurchase program announced on January 28, 2008, from January 1, 2009 to February 20, 2009, the Company repurchased 276,875 shares for $2,133 at an average cost of $7.70 per share including commissions. Including all repurchases made under the current stock buyback program, as of February 20, 2009, the Company had the remaining ability to purchase up to $3.0 million of its stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Volterra Semiconductor Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Volterra Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

As described in note 2(k) to the consolidated financial statements, effective January 1, 2007, Volterra Semiconductor Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

As described in note 10 to the consolidated financial statements, effective January 1, 2007, Volterra Semiconductor Corporation adopted Emerging Issues Task Force (EITF) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

/s/    KPMG LLP

Mountain View, California

March 4, 2009

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

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15e. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included above.

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

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this item, including such information regarding our directors and executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, our code of ethics and corporate governance, is incorporated herein by reference from the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

See Note 9 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(5)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(6)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(7)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10.12(9)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.13(10)*	Agreement between the Registrant and Hamza Yilmaz, dated January 7, 2008
10.14(11)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(12)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(13)*	Management Bonus Plan (2008)
10.17(14)*	Management Bonus Plan (2009)
10.18(15)*	Cash Compensation Policy for Non-Employee Directors
10.19(16)*	2009 Executive Compensation and 2008 Bonus Awards
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description Of Documents
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(17)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(17)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

(6)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.17 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2008, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.19 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(16)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

(17)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/s/ JEFFREY STASZAK
Jeffrey Staszak
President and Chief Executive Officer

Dated: March 4, 2009

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009

/S/ MIKE BURNS Mike Burns	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2009

/S/ MEL FRIEDMAN Mel Friedman	Director	March 4, 2009

/S/ FU-TAI LIOU Fu-Tai Liou	Director	March 4, 2009

/s/ CHRISTOPHER PAISLEY Christopher Paisley	Director	March 4, 2009

/s/ EDWARD ROSS Edward Ross	Director	March 4, 2009

/s/ EDWARD WINN Edward Winn	Director	March 4, 2009

EXHIBIT INDEX

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(5)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(6)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(7)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10.12(9)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.13(10)*	Agreement between the Registrant and Hamza Yilmaz, dated January 7, 2008
10.14(11)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership—I and the Registrant (47451 Fremont Blvd.).
10.15(12)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership—I and the Registrant (47467 Fremont Blvd.).
10.16(13)*	Management Bonus Plan (2008)
10.17(14)*	Management Bonus Plan (2009)
10.18(15)*	Cash Compensation Policy for Non-Employee Directors
10.19(16)*	2009 Executive Compensation and 2008 Bonus Awards
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(17)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(17)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

(6)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.17 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2008, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2008, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.19 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(16)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

(17)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.