Form 10-Q
period 2009-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2009-05-04
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of April 20, 2009, the registrant had 25,113,371 shares of common stock outstanding.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$47,221	$46,893
Short-term investments	5,735	10,461
Accounts receivable, net of allowances of $1,975 and $2,660, respectively	10,001	12,073
Inventory	11,111	13,668
Prepaid expenses and other current assets	2,145	2,507

Total current assets	76,213	85,602
Property and equipment, net	5,168	5,285
Other assets	184	405

Total assets	$81,565	$91,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,481	$5,834
Accrued liabilities	5,950	8,073

Total current liabilities	8,431	13,907
Lease incentive	627	688
Other long-term liabilities	806	784

Total liabilities	9,864	15,379
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 22,640 and 23,104 shares issued and outstanding, respectively	25	24
Additional paid-in capital	104,013	102,612
Accumulated deficit	(17,337)	(16,818)
Treasury stock at cost, 1,921 and 1,272 shares, respectively	(15,000)	(9,905)

Total stockholders’ equity	71,701	75,913

Total liabilities and stockholders’ equity	$81,565	$91,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$18,275	$23,011
Cost of revenue	8,103	10,149

Gross margin	10,172	12,862

Operating expenses:
Research and development	5,952	6,424
Selling, general and administrative	4,772	4,241

Total operating expenses	10,724	10,665

(Loss) income from operations	(552)	2,197
Interest and other income	76	430
Interest and other expense	(27)	(64)

(Loss) income before income taxes	(503)	2,563
Income tax expense	16	77

Net (loss) income	(519)	2,486

Net (loss) income per share:
Basic	$(0.02)	$0.10
Diluted	$(0.02)	$0.10
Weighted average shares outstanding:
Basic	22,930	23,786

Diluted	22,930	25,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(519)	$2,486
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	1,157	736
Depreciation and amortization	474	579
Accretion of discount in debt securities	(25)	—
Loss on disposal of fixed assets	—	3
(Release) for doubtful accounts	(182)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,254	222
Inventory	2,582	(3,354)
Prepaid expenses, other current, and other assets	583	74
Accounts payable	(3,394)	1,996
Accrued liabilities	(2,185)	1,118

Net cash provided by operating activities	745	3,860

Cash flows from investing activities:
Purchases of property and equipment	(293)	(170)
Proceeds from maturity of short-term investments	4,750	—

Net cash provided by (used in) investing activities	4,457	(170)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	221	1,357
Purchase of treasury stock	(5,095)	(2,441)

Net cash used in financing activities	(4,874)	(1,084)

Net increase in cash and cash equivalents	328	2,606
Cash and cash equivalents, beginning of period	46,893	47,414

Cash and cash equivalents, end of period	$47,221	$50,020

Supplemental disclosure of cash flows:
Income tax payment, net	$(38)	—

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

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on March 4, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements as of and for the year then ended.

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customer	2009	2008	2009	2008
A	34%	32%	36%	21%
B	21%	*	17%	21%
C	20%	*	18%	19%
D	10%	14%	*	10%
E	*	*	10%	*
F	*	30%	*	18%

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2009	2008
China	46%	41%
Singapore	44%	45%
Taiwan	4%	6%
Japan	2%	3%
United States	2%	3%
Other	2%	2%

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

The effect of stock-based compensation was as follows:

	Three Months Ended
	March 31,
	2009	2008
Stock-based compensation expense:
Cost of revenue	$67	$44
Research and development	574	291
Sales, general and administrative	516	401

Total stock-based compensation expense	1,157	736
Tax effect of stock-based compensation	—	—

Effect on net (loss) income	$1,157	$736

Effect on basic net (loss) income per share	$0.05	$0.03

Effect on diluted net (loss) income per share	$0.05	$0.03

The Company has not recognized any tax benefit related to stock-based compensation expense as a result of the full valuation allowance of its net deferred tax assets.

Provision for Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) was $4,239 and $4,107, of which $3,619 and $3,507 would affect the effective tax rate if recognized.

The Company recognizes interest and penalties accrual related to uncertain tax positions in income tax expense. Cumulative interest and penalties for all periods presented are immaterial.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company files U.S. federal, state and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net (loss) income	$(519)	$2,486

Denominator:
Weighted average shares outstanding, basic	22,930	23,786

Effect of dilutive securities:
Stock options	—	1,280

Weighted average shares outstanding, diluted	22,930	25,066

Basic net (loss) income per share	$(0.02)	$0.10

Diluted net (loss) income per share	$(0.02)	$0.10

Stock options outstanding in the amount of 4,551 and 3,387 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of March 31, 2009 could dilute net income per share in the future. As the Company incurred net losses for the three months ended March 31, 2009, the effect of dilutive securities (in-the-money stock options) of approximately 884 weighted equivalent shares has been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.

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

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurement (“SFAS No. 157”) on January 1, 2008, the first day of fiscal year 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 for

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amended SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, beginning on January 1, 2008, this standard applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of our 2009 fiscal year, the standard applies to all other fair value measurements. The adoption of SFAS No. 157-2 has not had a material effect on our consolidated statements of financial position, operations, or cash flows.

In February 2007 the FASB issued FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments for which we have elected the fair value option under SFAS 159. Therefore, the adoption of SFAS 159 has not impacted our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning in the first quarter of fiscal year 2009. We have evaluated the impact of adopting SFAS No. 161 and determined that there is no material impact on our consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	March 31, 2009	December 31, 2008
Work-in-process	$3,684	$5,672
Finished goods	7,427	7,996

	$11,111	$13,668

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2009	December 31, 2008
Computer hardware	$1,583	$1,544
Computer software	4,881	4,587
Equipment and furniture	6,246	6,222
Leasehold improvements	1,994	1,994

	14,704	14,347
Less accumulated depreciation and amortization	(9,536)	(9,062)

	$5,168	$5,285

4.	Stock Repurchase Program

Under the Company’s previously announced stock repurchase program, the Company repurchased 650 shares for $5,095 at an average cost of $7.84 per share including commissions during the three months ended March 31, 2009. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three months ended March 31, 2009 have been reported as treasury stock.

5.	Fair Value Measurements

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

The Company currently has cash and cash equivalents, short-term investments and long-lived assets held and used in the ordinary course of business that must be measured under the new fair value standard. The Company does not have other non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. Level 1 is described as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date.

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale. Unrealized gain and losses were not material at March 31, 2009.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at March 31, 2009:

	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$43,906	$43,906	$—	$—
U.S. treasury securities	5,735	5,735	—	—

Total	$49,641	$49,641	$—	$—

6.	Subsequent Event

On April 24, 2009, the Company’s Board of Directors approved an increase of $5 million to the previously authorized $15 million share repurchase plan. The Company has completely utilized the previously authorized $15 million for the repurchase of its shares. This additional $5 million to be repurchased may be effected from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases shall be made in compliance with applicable rules and regulations and may be made under a plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Our net revenue was $74.7 million, $104.2 million and $18.3 million in 2007, 2008 and the three months ending March 31, 2009, respectively. We generated net income of $0.3 million, $14.3 million and a net loss of $0.5 million in 2007, 2008 and the three months ending March 31, 2009, respectively.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the first quarter of 2009, we estimate that 61% of our net revenue was derived from sales in the server and storage market, 17% from the desktop and workstation market, 8% from the consumer and portable market; and 14% from the networking and communications market. We believe that a significant portion of our revenues in the current fiscal year shall continue to be derived from sales in the server and storage market.

Our operations and performance depend significantly on worldwide economic conditions and their impact on purchases of our products by our customers. These economic conditions have deteriorated significantly in many countries and regions, and may remain depressed for the foreseeable future. This worldwide economic turmoil may have a significant effect on our operations and financial results on a period to period basis. Customers in any of our target market segments may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty. We will have limited visibility in the revenues we can anticipate in any given period, and may not be able to accurately plan the appropriate spending and inventory necessary to satisfy the more volatile demand for our products. Our customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products, and this could affect the amount and timing of revenue for the long term future. These economic conditions also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide us with the foundry capacity we need, or may adversely affect their ability to provide timely services or to make timely deliveries of products to us.

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

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. In the first quarter of 2009, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 85% of our net revenue. In the first quarter of 2008, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 76% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 25% and 35% of our revenue in the first quarter of 2009, compared to between 15% and 20% of our revenue in the fourth quarter of 2008 and between 15% and 25% of our revenue in the first quarter of 2008. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. During the first quarter of 2009, sales to international distributors represented 44% of net revenue, compared to 59% in the fourth quarter of 2008 and 49% in the first quarter of 2008. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling expenses than direct sales. At the end of March 2009, in settlement of a $2.7 million outstanding receivable from one of our distributors, we received $1.0 million in cash and accepted the return of $1.7 million in inventory. This transaction was recorded in the first quarter of 2009 as a reduction in revenue of $1.7 million, which was partially offset by the reversal of $0.3 million of deferred revenue previously recorded for products shipped in the fourth quarter of 2008 to this distributor. The returned parts were included in our finished goods inventory at the end of the first quarter of 2009 at their original cost of $0.6 million. We expect to sell all of these returned parts through our existing sales channels either through direct sales or through our other distributors.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $11.1 million at the end of the first quarter of 2009, and inventory turns, calculated as our cost of revenue for the quarter annualized divided by our inventory as of the end of such quarter, increased to 2.9 turns in the first quarter of 2009 compared to 2.8 turns in the fourth quarter of 2008 and decreased compared to 4.2 turns in first quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, general management, finance, human resources and information technology, as well as expenses related to travel and entertainment, professional services, and insurance. In connection with our pending litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q, we believe that our expenses related to legal services in 2009 will be higher than the legal expenses historically incurred in the past.

Our income tax provision is dependent on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carryforwards to offset taxable income and tax credit carryforwards that offsets income tax in the United States and changing assessments of statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2009 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 4, 2009.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Net revenue	100%	100%
Cost of revenue	44	44

Gross margin	56	56

Operating expenses:
Research and development	33	28
Selling, general and administrative	26	18

Total operating expenses	59	46

(Loss) income from operations	(3)	10
Interest and other income, net	—	1

(Loss) income before income taxes	(3)	11
Income tax expense	—	—

Net (loss) income	(3)	11

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Net Revenue. Net revenue was $18.3 million in the three months ended March 31, 2009 and $23.0 million in the three months ended March 31, 2008, a decrease of 21%. The decrease in net revenue was primarily due to a decrease of $4.7 million in revenue in the server and storage market as well as the impact of a net $1.4 million reduction in revenue due to a sales return from one of our distributors in partial settlement of a $2.7 million receivable. Partially offsetting the decreases in revenue was an increase in revenue of $0.5 million in the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $8.1 million for the three months ended March 31, 2009 and $10.1 million for the three months ended March 31, 2008, a decrease of 20%. Included in cost of revenue for the first quarter of 2009 is an approximately $0.7 million benefit due to the reversal of inventory reserves recorded in previous periods, related to actual shipments of products previously considered to have been excess inventory. Gross margin was $10.2 million for the three months ended March 31, 2009 and $12.9 million for the three months ended March 31, 2008, a decrease of 21%. Gross margin as a percent of net revenue was 56% for the three months ended March 31, 2009 and 2008.

Research and Development. Research and development expenses were $6.0 million for the three months ended March 31, 2009 and $6.4 million for the three months ended March 31, 2008, a decrease of 7%. The decrease was primarily due to a $0.6 million decrease in product development and prototype expenses.

Selling, General and Administrative. Selling, general and administrative expenses were $4.8 million for the three months ended March 31, 2009 and $4.2 million for the three months ended March 31, 2008, an increase of 13%. The increase was primarily due to an increase of $0.4 million in legal services and related expenses.

Income Tax. Income tax provision was $16 thousand and $77 thousand for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $67.8 million, including cash, cash equivalents and short-term investments of $53.0 million, compared to working capital of $71.7 million, including cash, cash equivalents and short-term investments of $57.4 million, as of December 31, 2008. We currently have no debt and believe that our current cash, cash equivalents and investments, as well as cash flows from operations, will be sufficient to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $0.7 million for the three months ended March 31, 2009 compared to net cash provided of $3.9 million for the three months ended March 31, 2008. The decrease in cash provided from operating activities was primarily due to decreased profitability compared to the same quarter in the prior year and decreases in accounts payable and accrued liabilities of $3.4 million and $2.2 million, respectively. The decrease in accounts payable was primarily due to the lower production levels, and the decrease in accrued liabilities was primarily due to the annual payout of profit-dependent accruals. Partially offsetting the above decreases in cash were decreases in accounts receivable and inventory of $2.3 million and $2.6 million, respectively. The decrease in accounts receivable was primarily due to the decreased revenue and the decrease in inventory was mainly due to lower production levels. The primary sources of cash from operations for the three months ended March 31, 2008 were primarily due to net income of $2.5 million, adjustments for depreciation and amortization of $0.7 million, stock-based compensation of $0.6 million, and increases in accounts payable and accrued liabilities of $2.0 million and $1.1 million, respectively. The increases were partially offset by increases in inventory of $3.4 million.

Our investing activities provided net cash of $4.5 million for the three months ended March 31, 2009 from the maturity of short-term investments of $4.8 million, partially offset by purchases of property and equipment of $0.3 million. Our investing activities used net cash of $0.2 million for the three months ended March 31, 2008 from the purchase of property and equipment.

Our financing activities used net cash of $4.9 million for the three months ended March 31, 2009 from the use of $5.1 million to repurchase shares of our common stock pursuant to the current stock repurchase program, partially offset by $0.2 million of exercises of employee stock options. Our financing activities used net cash of $1.1 million for the three months ended March 31, 2008 from the use of $2.4 million to repurchase shares of our common stock pursuant to a stock repurchase program, partially offset by $1.4 million proceeds from the exercise of employee stock options.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2009 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,808	$951	$1,436	$421	$—
Purchase obligations	1,343	1,343	—	—	—

	$4,151	$2,294	$1,436	$421	$—

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

The amounts in the table above exclude $773 of income tax liabilities under FIN 48 as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

We adopted SFAS No. 157, Fair Value Measurement (“SFAS No. 157”) on January 1, 2008, the first day of fiscal year 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amended SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, beginning on January 1, 2008, this standard applied prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of our 2009 fiscal year, the standard applies to all other fair value measurements. The adoption of SFAS No. 157-2 has not had a material effect on our consolidated statements of financial position, operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning in the first quarter of fiscal year 2009. We have evaluated the impact of adopting SFAS No. 161 and determined that there is no material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2009, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 4, 2009.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, there have been no material developments in these litigation proceedings.

Item 1A.	Risk Factors

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 4, 2009, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

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

Our financial performance in the past has fluctuated and we may not be able to maintain profitability on a quarterly or annual basis.*

We were profitable for the first time in 2004, following annual net losses from 1996 through 2003, and as of March 31, 2009, we had an accumulated deficit of $17.3 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 39% to $104.2 million in 2008, from $74.7 million in 2007, and revenue increased 0.1% to $74.7 million in 2007 from $74.6 million in 2006. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*

In 2008 and during the first quarter of 2009, most of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.*

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. The markets in which we sell products, particularly in the workstation and desktop market and the consumer and portable market, are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

In the first quarter of 2009, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 85% of our net revenue, and in 2008, three customers each accounted for over 10% of our net revenue, and collectively accounted for approximately 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

At the end of March 2009, in settlement of a $2.7 million outstanding receivable from one of our distributors, we received $1.0 million in cash and accepted the return of $1.7 million in inventory. This transaction was recorded in the first quarter of 2009 as a reduction in revenue of $1.7 million, which was partially offset by the reversal of $0.3 million of deferred revenue previously recorded for products shipped in the fourth quarter of 2008 to this distributor. The returned parts were included in our finished goods inventory at the end of the first quarter of 2009 at their original cost of $0.6 million. We expect to sell these returned parts through our existing sales channels either through direct sales or through our other distributors.

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

Because we often manufacture products in advance of receiving purchase orders, or if existing purchase orders are changed or cancelled, we are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we primarily sell our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Our inventory levels were $11.1 million at the end of the first quarter of 2009, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 2.9 turns in the first quarter of 2009 compared to 2.8 turns in the fourth quarter of 2008 and decreased compared to 4.2 turns in the first quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 44% of our net revenue in the first quarter of 2009 compared to 54% in 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents. On or about December 18, 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are in the early stages of this litigation and thus are unable to assess the possible outcome of this litigation. Such action or any similar action could consume significant financial and other resources, and although the Company strongly believes in the validity of its position, there is no guarantee that any such proceedings would be successful on its merits. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

As of March 31, 2009, we had 49 issued patents and 32 patent applications pending in the United States, and nine foreign patent applications pending. These patents have expiration dates ranging from December 2017 to October 2025. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In 2008 and during the three months ending March 31, 2009, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2008 and during the three months ending March 31, 2009 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2009 to January 31, 2009	0	N/A	0	$5,095,416
February 1, 2009 to February 28, 2009	431,875	$7.77	431,875	$1,741,843
March 1, 2009 to March 31, 2009	217,932	$7.99	217,932	$0

Total	649,807	$7.84	649,807

[1]

Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $15 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, and authorized an additional $5 million and publicly announced such program on October 20, 2008. There is no expiration date associated with our share repurchase program

[2]	Includes $0.02 per share broker commission.

Item 6.	Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)	2009 Management Bonus Plan

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A
(No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2009	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)	2009 Management Bonus Plan

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A
(No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.