Form 10-Q
period 2009-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2009-08-04
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2009, the registrant had 25,138,371 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$54,856	$46,893
Short-term investments	6,244	10,461
Accounts receivable, net of allowances of $2,008 and $2,660, respectively	9,889	12,073
Inventory	9,708	13,668
Prepaid expenses and other current assets	1,894	2,507

Total current assets	82,591	85,602
Property and equipment, net	5,073	5,285
Other assets	116	405

Total assets	$87,780	$91,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,149	$5,834
Accrued liabilities	7,154	8,073

Total current liabilities	11,303	13,907
Lease incentive	566	688
Other long-term liabilities	847	784

Total liabilities	12,716	15,379
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 22,781 and 23,104 shares issued and outstanding, respectively	25	24
Additional paid-in capital	106,302	102,612
Accumulated deficit	(16,263)	(16,818)
Treasury stock at cost, 1,921 and 1,272 shares, respectively	(15,000)	(9,905)

Total stockholders’ equity	75,064	75,913

Total liabilities and stockholders’ equity	$87,780	$91,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$22,789	$28,703	$41,064	$51,714
Cost of revenue	9,416	12,545	17,519	22,694

Gross margin	13,373	16,158	23,545	29,020

Operating expenses:
Research and development	6,345	6,216	12,297	12,640
Selling, general and administrative	5,835	4,680	10,607	8,921

Total operating expenses	12,180	10,896	22,904	21,561

Income from operations	1,193	5,262	641	7,459
Interest and other income	27	296	103	726
Interest and other expense	(18)	(54)	(45)	(118)

Income before income taxes	1,202	5,504	699	8,067
Income tax expense	128	217	144	294

Net income	1,074	5,287	555	7,773

Net income per share:
Basic	$0.05	$0.22	$0.02	$0.33

Diluted	$0.04	$0.21	$0.02	$0.31

Weighted average shares outstanding:
Basic	22,701	23,780	22,816	23,783

Diluted	23,971	25,529	23,893	25,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$555	$7,773
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	2,527	1,906
Depreciation and amortization	905	1,198
Accretion of discount in short-term investments	(36)	—
Loss on disposal of fixed assets	—	3
Allowance (release) for doubtful accounts	(198)	57
Changes in operating assets and liabilities:
Accounts receivable, net	2,382	(3,174)
Inventory	3,991	(4,605)
Prepaid expenses, other current, and other assets	902	(16)
Accounts payable	(1,789)	(60)
Accrued liabilities	(923)	1,909

Net cash provided by operating activities	8,316	4,991

Cash flows from investing activities:
Purchases of property and equipment	(644)	(1,073)
Purchases of short-term investments	(3,998)	(984)
Proceeds from maturity of short-term investments	8,250	—

Net cash provided by (used in) investing activities	3,608	(2,057)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,134	2,977
Purchase of treasury stock	(5,095)	(2,441)

Net cash provided (used in) financing activities	(3,961)	536

Net increase in cash and cash equivalents	7,963	3,470
Cash and cash equivalents, beginning of period	46,893	47,414

Cash and cash equivalents, end of period	$54,856	$50,884

Supplemental disclosure of cash flows:
Income tax payment, net	$125	160

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements as of and for the year then ended.

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

Financial Instruments

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

	As of June 30, 2009	As of December 31, 2008
Amortized cost	$6,244	$10,461
Unrealized gains	3	35
Unrealized losses	(1)	—

Fair value	$6,246	$10,496

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customer	2009	2008	2009	2008	2009	2008
A	33%	24%	34%	27%	34%	21%
B	19%	*	20%	*	22%	21%
C	17%	*	18%	*	12%	19%
D	12%	13%	11%	13%	16%	10%
E	*	40%	*	35%	*	18%

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Singapore	45%	36%	45%	40%
China	43%	50%	44%	46%
Taiwan	5%	6%	4%	6%
Japan	2%	3%	2%	3%
United States	2%	3%	2%	3%
Other	3%	2%	3%	2%

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

The effect of stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense:
Cost of revenue	$101	$61	$168	$105
Research and development	686	555	1,260	846
Sales, general and administrative	583	554	1,099	955

Total stock-based compensation expense	1,370	1,170	2,527	1,906
Tax effect of stock-based compensation	—	—	—	—

Effect on net income	$1,370	$1,170	$2,527	$1,906

Effect on basic net income per share	$0.06	$0.05	$0.11	$0.08

Effect on diluted net income per share	$0.06	$0.05	$0.11	$0.08

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

As of June 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) was $4,400 and $4,107, of which $3,759 and $3,507 would affect the effective tax rate if recognized.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,074	$5,287	$555	$7,773

Denominator:
Weighted average shares outstanding, basic	22,701	23,780	22,816	23,783

Effect of dilutive securities:
Stock options	1,270	1,749	1,077	1,515

Weighted average shares outstanding, diluted	23,971	25,529	23,893	25,298

Basic net income per share	$0.05	$0.22	$0.02	$0.33

Diluted net income per share	$0.04	$0.21	$0.02	$0.31

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Stock options outstanding in the amount of 3,184 and 1,967 shares for the three months ended June 30, 2009 and 2008, respectively, and 4,135 and 2,860 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of June 30, 2009 could dilute net income per share in the future.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for us beginning in the second quarter of fiscal year 2009. Based on the criteria for determining whether there has been a significant decrease in the volume and activity for our assets subject to the provisions of FAS 157-4, we do not believe that there have been any changes in the volume and level of activity associated with any of the assets and the adoption of FSP 157-4 has not had a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 did not change the accounting treatment for these financial instruments and was effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our consolidated financial statements.

2. Inventory

Inventory consisted of the following:

	June 30, 2009	December 31, 2008
Work-in-process	$5,335	$5,672
Finished goods	4,373	7,996

	$9,708	$13,668

3. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
Computer hardware	$1,620	$1,544
Computer software	5,177	4,587
Equipment and furniture	6,249	6,222
Leasehold improvements	1,994	1,994

	15,040	14,347
Less accumulated depreciation and amortization	(9,967)	(9,062)

	$5,073	$5,285

4. Stock Repurchase Program

Under the Company’s previously announced stock repurchase program, the Company repurchased 650 shares for $5,095 at an average cost of $7.84 per share including commissions during the three months ended March 31, 2009. On April 24, 2009, the Company’s Board of Directors approved an increase of $5 million to the previously authorized $15 million share repurchase plan. There were no further stock repurchases during the three months ended June 30, 2009.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the six months ended June 30, 2009 have been reported as treasury stock.

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale. Unrealized gain and losses were not material at June 30, 2009.

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at June 30, 2009:

	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$51,961	$51,961	$—	$—
U.S. treasury securities	6,244	5,244	1,000	—

Total	$58,205	$57,205	$1,000	$—

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

Our net revenue was $74.7 million, $104.2 million and $41.1 million in 2007, 2008 and the six months ending June 30, 2009, respectively. We generated net income of $0.3 million, $14.3 million and $0.6 million in 2007, 2008 and the six months ending June 30, 2009, respectively.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2009, we estimate that 68% of our net revenue was derived from sales in the server and storage market, 7% from the desktop and workstation market, 13% from the consumer and portable market; and 12% from the networking and communications market. We believe that a significant portion of our revenues in the current fiscal year shall continue to be derived from sales in the server and storage market.

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

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. In the second quarter of 2009, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 81% of our net revenue. In the second quarter of 2008, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 77% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% of our revenue in the second quarter of 2009, compared to between 25% and 35% of our revenue in the first quarter of 2009 and between 10% and 20% of our revenue in the second quarter of 2008. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. During the second quarter of 2009, sales to international distributors represented 51% of net revenue, compared to 44% in the first quarter of 2009 and 54% in the second quarter of 2008. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling expenses than direct sales.

At the end of March 2009, in settlement of a $2.7 million outstanding receivable from one of our distributors, we received $1.0 million in cash and accepted the return of $1.7 million in inventory. This transaction was recorded in the first quarter of 2009 as a reduction in revenue of $1.7 million, which was partially offset by the reversal of $0.3 million of deferred revenue previously recorded for products shipped in the fourth quarter of 2008 to this distributor. The returned parts were included in our finished goods inventory at the end of the first quarter of 2009 at their original cost of $0.6 million. During the second quarter of 2009, we sold approximately $0.2 million of the returned parts included in our finished goods inventory at the end of March 2009. We continue to expect to sell all of the returned parts through our existing sales channel either through direct sales or through our distributors.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $9.7 million at the end of the second quarter of 2009, and inventory turns, calculated as our cost of revenue for the quarter annualized divided by our inventory as of the end of such quarter, increased to 3.9 turns in the second quarter of 2009 compared to 2.9 turns in the first quarter of 2009 and decreased compared to 4.6 turns in second quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, general management, finance, human resources and information technology, as well as expenses related to travel and entertainment, professional services, and insurance. In connection with our pending litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q, our legal expenses related to this litigation were approximately $1.3 million in the second quarter of 2009. At this time, we cannot predict the duration of the litigation but our legal expenditures in future periods will be dependent on the legal developments, hearings, motion practices and other activities in such periods. Any such expenses could be material in amount.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2009 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 4, 2009.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of revenue	41	44	43	44

Gross margin	59	56	57	56

Operating expenses:
Research and development	28	22	30	24
Selling, general and administrative	26	16	26	17

Total operating expenses	54	38	56	41

Income (loss) from operations	5	18	1	15
Interest and other income, net	0	1	0	1

Income (loss) before income taxes	5	19	1	16
Income tax expense (benefit)	0	1	0	1

Net Income (loss)	5%	18%	1%	15%

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Net Revenue. Net revenue was $22.8 million in the three months ended June 30, 2009 and $28.7 million in the three months ended June 30, 2008, a decrease of 21%. The decrease in net revenue was primarily due to decreases of $5.9 million in the desktop and workstation market and $1.4 million in the server and storage market, partially offset by an increase of $1.5 million in the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $9.4 million for the three months ended June 30, 2009 and $12.5 million for the three months ended June 30, 2008, a decrease of 25%. Included in cost of revenue for the second quarter of 2009 is approximately a $0.4 million benefit due to shipments of previously written down inventory that had previously been considered to have been excess inventory during 2008. Gross margin was $13.4 million for the three months ended June 30, 2009 and $16.2 million for the three months ended June 30, 2008, a decrease of 17%. Gross margin as a percent of net revenue was 58.7% for the three months ended June 30, 2009 and 56.3% for the three months ended June 30, 2008. The increase in gross margin percentage was primarily due to the $0.4 million benefit related to the sale of previously written down inventory, cost reduction activities and operational improvements partially offset by lower volumes.

Research and Development. Research and development expenses were $6.3 million for the three months ended June 30, 2009 and $6.2 million for the three months ended June 30, 2008, an increase of 2%. The increase was primarily due to increases in wages and related expenses of $0.2 million and stock-based compensation expense of $0.1 million, partially offset by a reduction in product development and prototype expenses of $0.1 million and $0.2 million in depreciation and amortization expenses.

Selling, General and Administrative. Selling, general and administrative expenses were $5.8 million for the three months ended June 30, 2009 and $4.7 million for the three months ended June 30, 2008, an increase of 25%. The increase was primarily due to an increase of $1.3 million in expenses in connection with our litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q.

Income Tax. Income tax provision was $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Net Revenue. Net revenue was $41.1 million in the six months ended June 30, 2009 and $51.7 million in the six months ended June 30, 2008, a decrease of 21%. The decrease in net revenue was primarily due to decreases of $6.3 million, $5.9 million, and $0.4 million in the desktop and workstation, server and storage and networking and communications markets, respectively, partially offset by an increase of $1.9 million in the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $17.5 million for the six months ended June 30, 2009 and $22.7 million for the six months ended June 30, 2008, a decrease of 23%. Included in cost of revenue for the first half of 2009 is approximately a $1.1 million benefit due to shipments of previously written down inventory that had previously been considered to have been excess inventory during 2008. This was partially offset in the three months ended March 31, 2009 by approximately $0.6 million of inventory reserves. Gross margin was $23.5 million for the six months ended June 30, 2009 and $29.0 million for the six months ended June 30, 2008, a decrease of 19%. Gross margin as a percent of net revenue was 57.3% for the six months ended June 30, 2009 and 56.1% for the six months ended June 30, 2008. The increase in gross margin percentage was primarily due to the $1.1 million benefit related to the sale of previously written down inventory, cost reduction activities and operational improvements partially offset by lower volumes.

Research and Development. Research and development expenses were $12.3 million for the six months ended June 30, 2009 and $12.6 million for the six months ended June 30, 2008, a decrease of 3%. The decrease was primarily due to a decrease in product development and prototype expenses of $0.7 million, partially offset by an increase of $0.4 million in stock-based compensation expenses.

Selling, General and Administrative. Selling, general and administrative expenses were $10.6 million for the six months ended June 30, 2009 and $8.9 million for the six months ended June 30, 2008, an increase of 19%. The increase was primarily due to an increase of $1.9 million in expenses in connection with our litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q.

Income Tax. Income tax provision was $0.1 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $71.3 million, including cash, cash equivalents and short-term investments of $61.1 million, compared to working capital of $71.7 million, including cash, cash equivalents and short-term investments of $57.4 million, as of December 31, 2008. We currently have no debt and believe that our current cash, cash equivalents and investments, as well as cash flows from operations, will be sufficient to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $8.3 million for the six months ended June 30, 2009 compared to net cash provided of $5.0 million for the six months ended June 30, 2008. The increase in cash provided from operating activities was primarily due to decreases in accounts receivable and inventory of $2.4 million and $4.0 million, respectively. The decrease in accounts receivable was primarily due to the decreased revenue and the decrease in inventory was mainly due to lower production levels. Partially offsetting the above increases in cash was a decrease in accounts payable of $1.8 million. The primary sources of cash from operations for the six months ended June 30, 2008 were primarily due to net income of $7.8 million, adjustments for depreciation and amortization of $1.2 million, stock-based compensation of $1.9 million, and an increase in accrued liabilities of $1.9 million. The increases were partially offset by increases in inventory and accounts receivable of $4.6 million and $3.2 million, respectively.

Our investing activities provided net cash of $3.6 million for the six months ended June 30, 2009 from the maturity of short-term investments of $8.3 million, partially offset by purchases of short-term investments and property and equipment of $4.0 million and $0.6 million, respectively. Our investing activities used net cash of $2.1 million for the six months ended June 30, 2008 from the purchase of $1.1 million in property and equipment and $1.0 million in short-term investments.

Our financing activities used net cash of $4.0 million for the six months ended June 30, 2009 from the use of $5.1 million to repurchase shares of our common stock, partially offset by $1.1 million of exercises of employee stock options and proceeds from our employee stock purchase plan. Our financing activities provided net cash of $0.5 million for the six months ended June 30, 2008 from $2.9 million of exercises of employee stock options and proceeds from our employee stock purchase plan, partially offset by the use of $2.4 million to repurchase shares of our common stock.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2009 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,667	$998	$1,428	$241	$—
Purchase obligations	1,288	1,288	—	—	—

	$3,955	$2,286	$1,428	$241	$—

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

The amounts in the table above exclude $814 of income tax liabilities under FIN 48 as we are unable to reasonably estimate the timing of settlement.

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

In May 2009, the FASB issued FASB Statement No. 165 (“SFAS 165”), “Subsequent Events”. Under SFAS 165, companies are required to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. SFAS 165 was effective for us for the end of the second quarter of fiscal year 2009. We have determined that there are no events subsequent to the balance sheet date of June 30, 2009 that required recognition in our consolidated financial position, results of operations or cash flows, and that the adoption of SFAS 165 has had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for us beginning in the second quarter of fiscal year 2009. Based on the criteria for determining whether there has been a significant decrease in the volume and activity for our assets subject to the provisions of FAS 157-4, we do not believe that there have been any changes in the volume and level of activity associated with any of the assets and the adoption of FSP 157-4 has not had a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 did not change the accounting treatment for these financial instruments and was effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2009, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 4, 2009.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, there were no material developments in these litigation proceedings. On July 10, 2009, Volterra filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants, with a hearing date scheduled for September 18, 2009.

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

Risks Related to our Financial Performance

Recent worldwide economic turmoil may affect our financial performance or our ability to forecast our business.*

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

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, and as of June 30, 2009, we had an accumulated deficit of $16.3 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 39% to $104.2 million in 2008, from $74.7 million in 2007, and revenue increased 0.1% to $74.7 million in 2007 from $74.6 million in 2006. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

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

•	instability or deterioration in worldwide economic conditions;

•	our customers’ failure to pay us on a timely basis, or at all;

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	the timing of introductions of competing products or technologies;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	our management of our own inventory levels to meet changes in demand;

•	our ability to fulfill orders for our products in a timely manner, or at all;

•	the volatile nature of the semiconductor industry;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	disputes regarding intellectual property rights;

•	litigation involving us or our products;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to obtain an adequate supply of the raw materials used in the manufacture of our products on a timely and cost-effective basis;

•	changes in the level of our expenses, including the cost of materials used to manufacture our products and expenses incurred in complying with new laws and regulations applicable to us; and

•	our ability to adequately support our future growth;

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*

In 2008 and during the first and second quarters of 2009, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In the second quarter of 2009, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 81% of our net revenue, and in 2008, three customers each accounted for over 10% of our net revenue, and collectively accounted for approximately 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

Our inventory levels were $9.7 million at the end of the second quarter of 2009, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 3.9 turns in the second quarter of 2009 compared to 2.9 turns in the first quarter of 2009 and decreased compared to 4.6 turns in the second quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 51% of our net revenue in the second quarter of 2009 compared to 54% in 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents. On or about December 18, 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. On July 10, 2009, Volterra filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants, with a hearing date scheduled for September 18, 2009. We are still in the early stages of this litigation and thus are unable to assess the possible outcome of this litigation. Such action or any similar action could consume significant financial and other resources, and in the second quarter of 2009, our litigation related expenses were approximately $1.3 million. Although the Company strongly believes in the validity of its position, there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

As of June 30, 2009, we had 53 issued patents and 34 patent applications pending in the United States, and nine foreign patent applications pending. These patents have expiration dates ranging from December 2017 to June 2027. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering and UTAC, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with such laws, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In both 2008 and during the six months ending June 30, 2009, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2008 and during the six months ending June 30, 2009 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.*

As of June 30, 2009, our executive officers, directors, and principal stockholders held a significant portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of Volterra Semiconductor Corporation was held on April 24, 2009. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were as follows:

Proposal 1:

Mel Friedman and Christopher Paisley were elected as directors to hold office until the 2012 Annual Meeting of Stockholders by the following vote:

Nominee	For	Withheld
Mel Friedman	17,661,526	1,186,709
Christopher Paisley	17,562,318	1,285,917

In addition to the directors elected above, Jeffrey Staszak, Edward Winn, Fu-Tai Liou, and Edward Ross continue to serve as directors after the annual meeting.

Proposal 2:

The selection by the audit committee of our board of directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
18,758,775	85,487	3,973	0

Item 6. Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)+	2009 Executive Compensation

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously disclosed in Item 5.02 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2009, and incorporated by reference herein.
+	Indicates a management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2009	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)+	2009 Executive Compensation

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously disclosed in Item 5.02 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2009, and incorporated by reference herein.
+	Indicates a management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.