Form 10-Q
period 2009-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2009-11-04
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, the registrant had 25,223,371 shares of common stock outstanding.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$61,592	$46,893
Short-term investments	10,545	10,461
Accounts receivable, net of allowances of $2,101 and $2,660, respectively	14,153	12,073
Inventory	8,485	13,668
Prepaid expenses and other current assets	1,949	2,507

Total current assets	96,724	85,602
Property and equipment, net	4,899	5,285
Other assets	113	405

Total assets	$101,736	$91,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,663	$5,834
Accrued liabilities	10,078	8,073

Total current liabilities	16,741	13,907
Lease incentive	506	688
Other long-term liabilities	990	784

Total liabilities	18,237	15,379
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 23,250 and 23,104 shares issued and outstanding, respectively	25	24
Additional paid-in capital	111,310	102,612
Accumulated deficit	(12,836)	(16,818)
Treasury stock at cost, 1,921 and 1,272 shares, respectively	(15,000)	(9,905)

Total stockholders’ equity	83,499	75,913

Total liabilities and stockholders’ equity	$101,736	$91,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$29,687	$30,576	$70,751	$82,290
Cost of revenue	12,097	12,906	29,616	35,600

Gross margin	17,590	17,670	41,135	46,690

Operating expenses:
Research and development	6,816	7,144	19,113	19,784
Selling, general and administrative	7,090	5,076	17,697	13,997

Total operating expenses	13,906	12,220	36,810	33,781

Income from operations	3,684	5,450	4,325	12,909
Interest and other income	19	235	122	961
Interest and other expense	(46)	(53)	(91)	(171)

Income before income taxes	3,657	5,632	4,356	13,699
Income tax expense	230	241	374	535

Net income	3,427	5,391	3,982	13,164

Net income per share:
Basic	$0.15	$0.23	$0.17	$0.55

Diluted	$0.14	$0.21	$0.16	$0.52

Weighted average shares outstanding:
Basic	22,973	23,914	22,868	23,827

Diluted	24,770	25,637	24,185	25,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,982	$13,164
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	3,911	3,037
Depreciation and amortization	1,346	1,819
Accretion of discount in short-term investments	(41)	—
Loss on disposal of fixed assets	—	8
(Allowance) release for doubtful accounts, net	(190)	211
Changes in operating assets and liabilities:
Accounts receivable, net	(1,890)	(434)
Inventory	5,198	(4,894)
Prepaid expenses, other current, and other long-term assets	850	(16)
Accounts payable	677	443
Accrued liabilities	2,196	4,379

Net cash provided by operating activities	16,039	17,717

Cash flows from investing activities:
Purchases of property and equipment	(975)	(2,084)
Purchases of short-term investments	(15,043)	(6,940)
Proceeds from maturity of short-term investments	15,000	985

Net cash used in investing activities	(1,018)	(8,039)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,773	3,356
Purchase of treasury stock	(5,095)	(2,441)

Net cash (used in) provided by financing activities	(322)	915

Net increase in cash and cash equivalents	14,699	10,593
Cash and cash equivalents, beginning of period	46,893	47,414

Cash and cash equivalents, end of period	$61,592	$58,007

Supplemental disclosure of cash flows:
Income tax payment, net	$258	$160

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements as of and for the year then ended.

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 3, 2009. During this period we did not have any material subsequent events.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	As of September 30, 2009	As of December 31, 2008
Amortized cost	$10,545	$10,461
Unrealized gains	—	35
Unrealized losses	(1)	—

Fair value	$10,544	$10,496

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of
					September 2009	December 31, 2008
Customer	2009	2008	2009	2008
A	41%	25%	37%	27%	50%	21%
B	17%	11%	*	*	13%	*
C	12%	*	17%	*	11%	21%
D	*	*	14%	*	10%	19%
E	*	10%	*	12%	*	10%
F	*	38%	*	36%	*	18%

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Singapore	48%	35%	46%	39%
China	43%	51%	44%	48%
Taiwan	3%	4%	4%	5%
Japan	2%	7%	2%	4%
United States	2%	1%	2%	2%
Other	2%	2%	2%	2%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Stock-Based Compensation

The cost of stock-based compensation is measured at the date of grant based on the fair value of the award that is ultimately expected to vest and is recognized as an expense over the requisite service period.

The effect of stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense:
Cost of revenue	$131	$73	$299	$177
Research and development	669	564	1,929	1,410
Sales, general and administrative	584	495	1,683	1,450

Total stock-based compensation expense	1,384	1,132	3,911	3,037
Tax effect of stock-based compensation	—	—	—	—

Effect on net income	$1,384	$1,132	$3,911	$3,037

Effect on basic net income per share	$0.06	$0.05	$0.17	$0.13

Effect on diluted net income per share	$0.06	$0.04	$0.16	$0.12

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

As of September 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits were $4,808 and $4,107, of which $4,118 and $3,507 would affect the effective tax rate if recognized.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$3,427	$5,391	$3,982	$13,164

Denominator:
Weighted average shares outstanding, basic	22,973	23,914	22,868	23,827

Effect of dilutive securities:
Stock options	1,797	1,723	1,317	1,584

Weighted average shares outstanding, diluted	24,770	25,637	24,185	25,411

Basic net income per share	$0.15	$0.23	$0.17	$0.55

Diluted net income per share	$0.14	$0.21	$0.16	$0.52

Stock options outstanding in the amount of 1,621 and 2,217 shares for the three months ended September 30, 2009 and 2008, respectively, and 3,276 and 2,755 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of September 30, 2009 could dilute net income per share in the future.

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

Accounting Standards Adopted in the Nine Months Ended September 30, 2009

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

Fair Value Measurements and Disclosures

In April 2009, the FASB issued additional guidance included in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (previously FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) for estimating fair value when the market activity for an asset or liability has declined significantly. We adopted the guidance during the quarter ended June 30, 2009. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In April 2009, the FASB issued authoritative fair value disclosure guidance included in ASC 825 “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted the guidance during the quarter ended June 30, 2009. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.

In September 2006, the FASB issued authoritative guidance included in ASC 820 “Fair Value Measurements and Disclosures (previously SFAS 157, “Fair Value Measurements,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”) for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted the guidance for our non-financial assets and non-financial liabilities. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.

2. Inventory

Inventory consisted of the following:

	September 30, 2009	December 31, 2008
Work-in-process	$4,670	$5,672
Finished goods	3,815	7,996

	$8,485	$13,668

3. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Computer hardware	$1,641	$1,544
Computer software	5,325	4,587
Equipment and furniture	6,347	6,222
Leasehold improvements	1,994	1,994

	15,307	14,347
Less accumulated depreciation and amortization	(10,408)	(9,062)

	$4,899	$5,285

4. Stock Repurchase Program

Under the Company’s previously announced stock repurchase program, the Company repurchased 650 shares for $5,095 at an average cost of $7.84 per share including commissions during the three months ended March 31, 2009. On April 24, 2009, the Company’s Board of Directors approved an increase of $5 million to the previously authorized $15 million share repurchase plan. There were no further stock repurchases during the three months ended June 30, 2009 or the three months ended September 30, 2009.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the nine months ended September 30, 2009 have been reported as treasury stock.

5. Fair Value Measurements

On January 1, 2008, The Company adopted a newly issued accounting standard for fair value measurements of financial assets and liabilities. The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

The Company currently has cash and cash equivalents and short-term investments held and used in the ordinary course of business that must be measured under the new fair value standard. The Company does not have other non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. Level 1 and Level 2 are described as follows:

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as available-for-sale. Unrealized gain and losses were not material at September 30, 2009.

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at September 30, 2009:

	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$57,826	$57,826	$—	$—
U.S. treasury securities	10,545	10,545		—

Total	$68,371	$68,371	$—	$—

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

6. Litigation

The Company is engaged in patent infringement litigation with Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”), as disclosed in “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q. Volterra has alleged infringement by Defendants of several of our patents, and Defendants have generally denied the allegations and asserted affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. The Company filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants, and at a hearing held on September 30, 2009, the court issued a minute order granting the Company’s motion for preliminary injunction and denying the motion for summary judgment without prejudice. As of the date of filing of this quarterly report on Form 10-Q, the Court has not issued a final order on the preliminary injunction.

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

Our net revenue was $74.7 million, $104.2 million and $70.8 million in 2007, 2008 and the nine months ending September 30, 2009, respectively. We generated net income of $0.3 million, $14.3 million and $4.0 million in 2007, 2008 and the nine months ending September 30, 2009, respectively.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically rely upon distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the third quarter of 2009, we estimate that 62% of our net revenue was derived from sales in the server and storage market, 19% from the desktop and workstation market, 10% from the consumer and portable market; and 9% from the networking and communications market. We believe that a significant portion of our revenues for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market.

Our operations and performance depend significantly on worldwide economic conditions and their impact on purchases of our products by our customers. In the past year, these economic conditions had deteriorated significantly in many countries and regions, which impacted our financial results. Future economic turmoil could have a significant effect on our operations and financial results on a period to period basis. Customers in any of our target market segments could experience unexpected fluctuations in demand for their products, as consumers may alter purchasing activities in response to this economic uncertainty. We would have limited visibility in the revenues we anticipated in any given period, and may not be able to accurately plan the appropriate spending and inventory necessary to satisfy the more volatile demand for our products. Our customers could change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products, and this could affect the amount and timing of revenue for the long term future. These economic conditions may also affect our third party manufacturers, and if they are unable to obtain the necessary capital to operate their business, this may also impact their ability to provide us with the foundry capacity we need, or may adversely affect their ability to provide timely services or to make timely deliveries of products to us.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. In the third quarter of 2009, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 70% of our net revenue. In the third quarter of 2008, four customers each accounted for 10% or more of our net revenue, and collectively accounted for 84% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the indirect revenue from third parties who do business with such significant customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates demand at an intermediary or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was approximately 15% to 25% of our revenue in each of the second and third quarters of 2009, as well as in the third quarter of 2008. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances when we have limited or insufficient inventory available or have achieved our objectives in a period and have fulfilled our customers’ requirements, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally. We have made no sales to U.S. distributors. During the third quarter of 2009, sales to international distributors represented 29% of net revenue, compared to 51% in the second quarter of 2009 and 53% in the third quarter of 2008. We expect the sales channels we use and the mix of business between distribution and direct sales to change over time as our product offerings and customers evolve. Our sales to international distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. Our sales through distributors are typically at lower gross margins, but also typically have lower associated selling expenses than direct sales.

At the end of March 2009, in settlement of a $2.7 million outstanding receivable from one of our distributors, we received $1.0 million in cash and accepted the return of $1.7 million in inventory. This transaction was recorded in the first quarter of 2009 as a reduction in revenue of $1.7 million, which was partially offset by the reversal of $0.3 million of deferred revenue previously recorded for products shipped in the fourth quarter of 2008 to this distributor. The returned parts were included in our finished goods inventory at the end of the first quarter of 2009 at their original cost of $0.6 million. During the third quarter of 2009, we sold approximately $0.2 million of the returned parts included in our finished goods inventory at the end of March 2009. We continue to expect to sell all of the returned parts through our existing sales channel either through direct sales or through our distributors.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $8.5 million at the end of the third quarter of 2009, and inventory turns, calculated as our cost of revenue for the quarter annualized divided by our inventory as of the end of such quarter, increased to 5.7 turns in the third quarter of 2009 compared to 3.9 turns in the second quarter of 2009 and 4.6 turns in third quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, general management, finance, human resources and information technology, as well as legal expenses, including expenses related to our intellectual property litigation, and expenses related to travel and entertainment, professional services, and insurance. In connection with our pending litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q, our legal expenses related to this litigation were approximately $1.7 million in the third quarter of 2009 and $3.6 million for the nine months ended September 30, 2009. At this time, we cannot predict the duration of the litigation but our legal expenditures in future periods will be dependent on the legal developments, hearings, motion practices and other activities in such periods. Any such expenses could be material in amount.

Our income tax provision is dependent on our estimated annual effective tax rate. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carryforwards to offset taxable income and tax credit carryforwards that offsets income tax in the United States and changing assessments of statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2009 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 4, 2009.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of revenue	41	42	42	43

Gross margin	59	58	58	57

Operating expenses:
Research and development	23	23	27	24
Selling, general and administrative	24	17	25	17

Total operating expenses	47	40	52	41

Income from operations	12	18	6	16
Interest and other income, net	0	1	—	1

Income before income taxes	12	19	6	17
Income tax expense	1	1	—	1

Net Income	11%	18%	6%	16%

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Net Revenue. Net revenue was $29.7 million in the three months ended September 30, 2009 and $30.6 million in the three months ended September 30, 2008, a decrease of 3%. The decrease in net revenue was primarily due to decreases of $1.1 million in the desktop and workstation market and $1.1 million in the consumer and portable market, partially offset by an increase of $1.5 million in the server and storage market.

Cost of Revenue and Gross Margin. Cost of revenue was $12.1 million for the three months ended September 30, 2009 and $12.9 million for the three months ended September 30, 2008, a decrease of 6%. Included in cost of revenue for the third quarter of 2009 is approximately a $0.5 million benefit due to shipments of previously written down inventory that had previously been considered to have been excess inventory during 2008 and approximately a $0.2 million benefit from release of inventory reserves previously recorded in 2009. Gross margin remained relatively flat at $17.6 million for the three months ended September 30, 2009 compared to $17.7 million for the three months ended September 30, 2008. Gross margin as a percent of net revenue was 59.3% for the three months ended September 30, 2009 and 57.8% for the three months ended September 30, 2008. The increase in gross margin percentage was primarily due to the $0.5 million benefit related to the sale of previously written down inventory, the $0.2 million benefit from release of inventory reserves, cost reduction activities and operational improvements.

Research and Development. Research and development expenses were $6.8 million for the three months ended September 30, 2009 and $7.1 million for the three months ended September 30, 2008, a decrease of 5%. The decrease was primarily due to a decrease in product development and prototype expenses of $0.6 million, partially offset by an increase in wages and related expenses of $0.4 million.

Selling, General and Administrative. Selling, general and administrative expenses were $7.1 million for the three months ended September 30, 2009 and $5.1 million for the three months ended September 30, 2008, an increase of 40%. The increase was primarily due to an increase of $1.7 million in expenses in connection with our litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q.

Income Tax. Income tax provision was $0.2 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net Revenue. Net revenue was $70.8 million in the nine months ended September 30, 2009 and $82.3 million in the nine months ended September 30, 2008, a decrease of 14%. The decrease in net revenue was primarily due to decreases of $6.7 million, $4.8 million, and $0.4 million in the desktop and workstation, server and storage and networking and communications markets, respectively, partially offset by an increase of $0.4 million in the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $29.6 million for the nine months ended September 30, 2009 and $35.6 million for the nine months ended September 30, 2008, a decrease of 17%. Included in cost of revenue for the first nine months of 2009 is approximately a $1.6 million benefit due to shipments of previously written down inventory that had previously been considered to have been excess inventory during 2008, partially offset by $0.4 million of charges to reduce the carrying value of inventory to its net realizable value. Gross margin was $41.1 million for the nine months ended September 30, 2009 and $46.7 million for the nine months ended September 30, 2008, a decrease of 12%. Gross margin as a percent of net revenue was 58.1% for the nine months ended September 30, 2009 and 56.7% for the nine months ended September 30, 2008. The increase in gross margin percentage was primarily due to the $1.6 million benefit related to the sale of previously written down inventory, cost reduction activities and operational improvements partially offset by lower volumes.

Research and Development. Research and development expenses were $19.1 million for the nine months ended September 30, 2009 and $19.8 million for the nine months ended September 30, 2008, a decrease of 3%. The decrease was primarily due to a decrease in product development and prototype expenses of $1.3 million, partially offset by an increase of $0.5 million in stock-based compensation expenses.

Selling, General and Administrative. Selling, general and administrative expenses were $17.7 million for the nine months ended September 30, 2009 and $14.0 million for the nine months ended September 30, 2008, an increase of 26%. The increase was primarily due to an increase of $3.6 million in expenses in connection with our litigation referenced under “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q.

Income Tax. Income tax provision was $0.4 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $80.0 million, including cash, cash equivalents and short-term investments of $72.1 million, compared to working capital of $71.7 million, including cash, cash equivalents and short-term investments of $57.4 million, as of December 31, 2008. We currently have no debt and believe that our current cash, cash equivalents and investments, as well as cash flows from operations, will be sufficient to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $16.0 million for the nine months ended September 30, 2009 compared to net cash provided of $17.7 million for the nine months ended September 30, 2008. The increase in cash provided from operating activities was primarily due to net income of $4.0 million, a decrease in inventory of $5.2 million and an increase in accrued liabilities of $2.2 million. The decrease in inventory was mainly due to increased sales during the third quarter of 2009. The increase in accrued liabilities is primarily due to legal accruals of $1.5 million. Partially offsetting the above increases in cash was an increase in accounts receivable of $1.9 million due to an increase in revenue. The primary sources of cash from operations for the nine months ended September 30, 2008 were primarily due to net income of $13.2 million, adjustments for depreciation and amortization of $1.8 million, stock-based compensation of $3.0 million, and an increase in accrued liabilities of $4.4 million. The increases were partially offset by an increase in inventory of $4.9 million.

Our investing activities used net cash of $1.0 million for the nine months ended September 30, 2009 for the purchase of short-term investments of $15.0 million and purchase of property and equipment of $1.0 million, partially offset by the maturity of short-term investments of $15.0 million. Our investing activities used net cash of $8.0 million for the nine months ended September 30, 2008 from the purchase of $2.1 million in property and equipment and $6.9 million in short-term investments, partially offset by the maturity of short-term investments of $1.0 million.

Our financing activities used net cash of $0.3 million for the nine months ended September 30, 2009 for common stock repurchases of $5.1 million, partially offset by proceeds of $4.8 million from the exercise of employee stock options and proceeds from our employee stock purchase plan. Our financing activities provided net cash of $0.9 million for the nine months ended September 30, 2008 from $3.4 million from the exercise of employee stock options and proceeds from our employee stock purchase plan, partially offset by the use of $2.4 million to repurchase shares of our common stock.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2009 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,429	$942	$1,427	$60	$—
Purchase obligations	2,633	2,633	—	—	—

	$5,062	$3,575	$1,427	$60	$—

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

The amounts in the table above exclude $1.0 million of uncertain income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for transfers of financial assets to be included in ASC 860 “Transfers and Servicing” (previously FAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”). This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) to be included in ASC 810 “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of September 30, 2009, all of our short-term investments were U.S. treasury securities and our cash equivalents were held in checking and money market accounts, which is unchanged from December 31, 2008. If market interest rates were to increase or decline by 10% from interest rates as of September 30, 2009 and December 31, 2009, the impact on our portfolio on these dates would not have been material. We do not currently use derivative instruments in our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly, our sales are not generally impacted by foreign currency rate changes. As of September 30, 2009 and December 31, 2008, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially adversely affect our business.

In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. On July 10, 2009, Volterra filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants. At a hearing held September 30, 2009, the court issued a minute order granting the motion for preliminary injunction and denying the motion for summary judgment without prejudice. As of the date of filing of this quarterly report on Form 10-Q, the Court has not issued a final order on the preliminary injunction.

Item 1A.	Risk Factors

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 4, 2009, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

Risks Related to our Financial Performance

Worldwide economic turmoil may affect our financial performance or our ability to forecast our business.*

The Company’s operations and performance can depend significantly on worldwide economic conditions and its impact on purchases of our products by our customers. In the past year, these economic conditions had deteriorated significantly in many countries and regions, which impacted our financial results. Future economic turmoil could cause unexpected fluctuations in demand for our customers’ products that could adversely affect our financial results. Consumers may alter purchasing activities in response to economic uncertainty, or customers could change or scale back product development efforts or other sales activities that could affect purchases of our products. This economic uncertainty could also affect our ability to provide or meet specific forecasted results, as it could be unclear as to what long-term effect these economic conditions and uncertainties would have on the marketplace or our future business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, or if these economic conditions persist or continue to deteriorate, our financial condition and operating results may be materially adversely affected.

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, and as of September 30, 2009, we had an accumulated deficit of $12.8 million. While we have experienced revenue growth in recent years, the rate of revenue growth has fluctuated significantly over such periods. Specifically, our annual net revenue increased 39% to $104.2 million in 2008, from $74.7 million in 2007, and revenue increased 0.1% to $74.7 million in 2007 from $74.6 million in 2006. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*

In 2008 and during the first three quarters of 2009, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we would need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In the third quarter of 2009, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 70% of our net revenue, and in 2008, three customers each accounted for over 10% of our net revenue, and collectively accounted for approximately 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

Our inventory levels were $8.5 million at the end of the third quarter of 2009, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.7 turns in the third quarter of 2009 compared to 3.9 turns in the second quarter of 2009 and 4.6 turns in the third quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these relationships, our net revenue would likely decline.*

Many purchases of our products are made through a concentrated group of distributors. Sales to these distributors account for a significant portion of our net revenue. Our sales to distributors accounted for 29% of our net revenue in the third quarter of 2009 compared to 54% in 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

We consider our primary competitors to include International Rectifier, Intersil, Linear Technology, Maxim Integrated Products, Infineon Technologies and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion, and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost. In addition, in the event of a manufacturing capacity shortage, these competitors may have or be able to obtain silicon wafer fabrication capacity when we are unable to obtain such capacity.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation

(collectively, the “Defendants”) for infringement of several of our patents. On or about December 18, 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. On July 10, 2009, Volterra filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants. The hearing was held September 30, 2009, at which time the court issued a minute order granting the motion for preliminary injunction and denying the motion for summary judgment without prejudice. As of the date of filing of this quarterly report on Form 10-Q, the Court has not issued a final order on the preliminary injunction. Such action or any similar action could consume significant financial and other resources, and in the third quarter of 2009, our litigation related expenses were approximately $1.7 million. Although the Company strongly believes in the validity of its position, we are unable to assess the possible outcome of this litigation, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of September 30, 2009, we had 53 issued patents and 34 patent applications pending in the United States, and nine foreign patent applications pending. These patents have expiration dates ranging from December 2017 to June 2027. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Because we rely on third party foundries and assembly and test subcontractors, we have experienced, and may in the future experience, delays in the manufacture, development and introduction of our new products, which may harm our business and operating results.*

The development of our products is highly complex, costly and inherently risky. Because we rely on third party foundries and assembly and test subcontractors, we have experienced, and may in the future experience, delays in the manufacture, development and introduction of new products or new generations and versions of our existing products. If we are unable to manufacture, develop or introduce products on a timely basis, we may lose new or existing market and customer opportunities and our financial results or competitive position could be harmed. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, we expect to continue to bring new products to production in new manufacturing and assembly processes. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.

The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if electronic system designers do not design our products into their electronic systems.

We devote significant time and resources in working with electronic system designers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for electronic system designers. If electronic system designers do not design our products into their systems, our business would be materially adversely affected.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In both 2008 and during the nine months ending September 30, 2009, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2008 and during the nine months ending September 30, 2009 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

Risks Related to our Growth and Organization

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially adversely affect our operating and financial results, including, but not limited to:

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

In recent periods, we have continued to increase the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially adversely affected.

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

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.*

As of September 30, 2009, our executive officers, directors, and principal stockholders held a significant portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Item 6.	Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)+	2009 Executive Compensation

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously disclosed in Item 5.02 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2009, and incorporated by reference herein.
+	Indicates a management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2009	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ MIKE BURNS
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)+	2009 Executive Compensation

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously disclosed in Item 5.02 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2009, and incorporated by reference herein.
+	Indicates a management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.