Form 10-K
period 2009-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2010-03-03
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of "large accelerated filer," "accelerated filer," and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $205,220,940, based on a closing price of $13.14 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2010, there were 25,823,371 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Customers, Sales and Marketing

The electronics manufacturing industry is complex and disaggregated, with many electronic system designers utilizing distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, directly through our internal sales force and indirectly through distributors and outsourced suppliers.

Although our key customer base has grown and we expect it to continue to broaden, our sales are concentrated with a relatively small group of customers. In 2009, IBM, Promate, and Silicon Application Corp. each accounted for over 10% of our net revenue, and collectively accounted for 65% of our net revenue. In 2008, IBM, Metatech, and Sabre each accounted for over 10% of our net revenue, and collectively accounted for 71% of our net revenue. In 2007, IBM, Metatech, Sabre and EIL Company each accounted for more than 10% of our net revenue, and collectively accounted for 81% of our net revenue. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

A significant portion of our revenue is derived from international sales. We sell our products to customers in North America directly through our internal sales force, and sell our products to international customers both directly through our internal sales force and indirectly through distributors. International sales comprised 98%, 98% and 96% of our net revenue in 2009, 2008 and 2007, respectively. We report our net revenue by geographic areas according to the destination to which our products are shipped, although such geographic area may not be the same geographic area in which such product is ultimately used. A further description of this geographic breakdown is included in Note 2(f) to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” below.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2009, our principal foundries and assembly and test subcontractors were located in South Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and China.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer after receipt of a firm purchase order. In addition, because we sell a substantial portion of our products to distributors and outsourced suppliers and not directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Research and development expense was $26.6 million, $26.1 million and $23.3 million in 2009, 2008 and 2007, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2009, we had 55 issued patents and 36 patent applications pending in the United States, and nine foreign patent applications pending. These patents have expiration dates ranging from December 2017 to July 2027. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. Competitors may also recruit our employees who currently have or had access to our proprietary technologies. Any efforts that we take or measures that we implement to prevent misappropriation or infringement of our intellectual property may not be successful. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (the “Defendants”) for infringement of several of our patents. In December 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. In July 2009, we filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants. The hearing was held in September 2009, at which time the court issued a minute order granting the motion for preliminary injunction and denying the motion for summary judgment without prejudice. In November 2009, the court issued a final order reversing the prior minute order.

On January 22, 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. Based on our initial review, we believe this lawsuit is without merit. We are currently reviewing the complaint and the asserted patents to defend the Company against this action.

For a more complete description of these legal matters, please read Item 3. Legal Proceedings. Such actions could consume significant financial and other resources, and although we strongly believe in the validity of our positions, there is no guarantee that any such proceedings would be successful on its merits.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, or we may have to defend ourselves against additional claims. Any such actions could subject us to significant expense or liability for damages, or could invalidate our proprietary rights, any of which could have a material adverse effect on our business.

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

Employees

As of December 31, 2009, we had 205 full-time employees. There were 106 employees in research and development, 47 in sales, marketing and field services, 24 in general, administrative and finance and 28 in operations support. We believe we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions effective as of January 1, 2010, were as follows:

Name	Age	Position
Jeffrey Staszak	56	President, Chief Executive Officer and Director
Mike Burns	43	Vice President, Chief Financial Officer and Treasurer
William Numann	53	Vice President of Marketing
Craig Teuscher	42	Vice President of Sales and Applications Engineering

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

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, and as of December 31, 2009, we had an accumulated deficit of $5.9 million. While we have experienced revenue growth over the past several years, the rate of revenue growth has fluctuated significantly over such periods. Between 2008 and 2009, our annual net revenue increased 1% from $104.2 million to $104.9 million, and between 2007 and 2008, our annual net revenue increased 39% from $74.7 million to $104.2 million. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	the volatile nature of the semiconductor industry;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the timing of introductions of competing products or technologies;

•	litigation involving us or our products;

•	disputes regarding intellectual property rights;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to manufacture of our products on a timely and cost-effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all; and

•	our ability to adequately support our future growth.

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

In 2009, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In 2009, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 65% of our net revenue, and in 2008, a different mix of three customers each accounted for over 10% of our net revenue, and collectively accounted for approximately 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we sell our products to distributors and outsourced suppliers and not always directly to electronic system designers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Our inventory levels were $10.3 million at December 31, 2009, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.9 turns in the fourth quarter of 2009 compared to 5.7 turns in the third quarter of 2009 and increased from 2.8 turns in the fourth quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Sales to these distributors account for a substantial portion of our net revenue. Our sales to distributors accounted for 37% of our net revenue in 2009 compared to 54% in 2008. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

We need to maintain our relationships with our distributors while expanding additional channels for the marketing and sale of our products. If we fail to do so manage these relationships, our distributors may decide not to include our products among those that they sell or they may not make marketing and selling our products a priority. In addition, our distributors may sell product lines that are competitive with ours. If we fail to successfully manage our relationships with distributors while we look for additional channels for marketing and selling our products, our business would be harmed.

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

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents. In December 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. In July 2009, we filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants. The hearing was held in September 2009, at which time the court issued a minute order granting the motion for preliminary injunction and denying the motion for summary judgment without prejudice. In November 2009, the court issued a final order reversing the prior minute order. On January 22, 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. Based on our initial review, we believe this lawsuit is without merit. We are currently reviewing the complaint and the asserted patents to defend the Company against this action. These actions or any similar action could consume significant financial and other resources, and in 2009, our litigation related expenses were approximately $5.2 million. Although we strongly believe in the validity of its positions, we are unable to assess the possible outcome of these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of December 31, 2009, we had 55 issued patents and 36 patent applications pending in the United States, and nine foreign patent applications pending. These patents have expiration dates ranging from December 2017 to July 2027. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as GlobalFoundries and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:

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

A number of our customers are multinational corporations, with operations located throughout the world. In 2009, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2009 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Our executive officers, directors, and principal stockholders collectively hold a significant portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 57,000 square feet in Fremont, California, under a lease that expires in 2012. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 9,000 square feet in Singapore under leases that expire in 2012. We also lease properties throughout the United States, Asia and in Europe for use as sales, research and development, business development or applications support offices. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate any foreseeable expansion of our operations in the current fiscal year.

Item 3.	Legal Proceedings

From time to time we may become subject to legal proceedings in the ordinary course of our business. In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (the “Defendants”), Case No. CV 085029, for infringement of Volterra’s U.S. patent numbers 6,278,264, 6,462,522, 6,713,823, 6,020,729 and 6,225,795, which seeks declaratory relief, an injunction, unspecified damages, and attorneys’ fees against the Defendants. In December 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. In July 2009, we filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants. The hearing was held in September 2009, at which time the court issued a minute order granting the motion for preliminary injunction and denying the motion for summary judgment without prejudice. In November 2009, the court issued a final order reversing the prior minute order.

On January 22, 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, Case No. 10-47, for infringement of Infineon’s U.S. patent numbers 5,945,730, 7,095,281, 5,402,017 and 6,621,343. Infineon seeks an injunction, unspecified damages, and attorneys’ fees. Based on our initial review, we believe this lawsuit is without merit. We are currently reviewing the complaint and the asserted patents to defend the Company against this action.

We are unable to assess the possible outcome of these litigation cases. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VLTR.” The following table sets forth the high and low sales prices (based on daily closing prices) of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2009:
Fourth quarter ended December 31	$19.89	$13.17
Third quarter ended September 30	$19.46	$13.65
Second quarter ended June 30	$14.26	$8.50
First quarter ended March 31	$9.05	$6.28

Year ended December 31, 2008:
Fourth quarter ended December 31	$12.19	$6.33
Third quarter ended September 30	$17.23	$12.21
Second quarter ended June 30	$17.46	$11.01
First quarter ended March 31	$11.33	$7.94

The closing price for our common stock as reported by the Nasdaq Global Select Market on January 29, 2010 was $19.49 per share. As of January 29, 2010, there were approximately 392 registered stockholders of record of our common stock.

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index. An investment of $100 (assuming reinvestment of all dividends) is assumed to have been made in our common stock on or in these indexes on December 31, 2004 and its relative performance is tracked through December 31, 2009. The Company has not paid any dividends on its common stock during this period. The stock price information shown on the graph below is not indicative of future price performance.

*	The information contained in the Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Dividends

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our share repurchase activity for the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Cost Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2009 to October 31, 2009	—	$—	—	$5,000,000
November 1, 2009 to November 30, 2009	170,965	$13.93	170,965	$2,619,215
December 1, 2009 to December 31, 2009	—	$—	—	$2,619,215

Total	170,965	$13.93	170,965

(1)	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $20 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, increased such program by $5 million as publicly announced on October 20, 2008, and increased such program by an additional $5 million as publicly announced on April 24, 2009. There is no expiration date for the repurchase program.
(2)	Includes $0.03 per share broker commission.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations and consolidated balance sheet data for the years ended December 31, 2009, 2008 and 2007 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except per share data)
Statements of Operations Data:
Net revenue	$104,937	$104,155	$74,689	$74,588	$53,867
Net income	$10,940	$14,258	$313	$6,913	$5,406
Basic net income per share	$0.48	$0.60	$0.01	$0.29	$0.23
Diluted net income per share	$0.45	$0.57	$0.01	$0.26	$0.21
Weighted average shares outstanding, basic	22,968	23,750	24,332	24,074	23,583
Weighted average shares outstanding, diluted	24,383	25,201	26,302	26,164	26,193

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short term investments	$73,776	$57,354	$47,414	$51,791	$47,907
Current assets	$101,423	$85,602	$67,681	$79,135	$61,992
Total assets	$106,442	$91,292	$74,095	$83,703	$65,503
Total stockholders’ equity	$91,803	$75,913	$63,358	$71,816	$57,760

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our net revenue was $104.9, $104.2 million and $74.7 million in 2009, 2008, and 2007, respectively. We generated net income of $10.9, $14.3 million and $0.3 million in 2009, 2008, and 2007, respectively. As of December 31, 2009, we had an accumulated deficit of $5.9 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In 2009, we estimate that 66% of our net revenue was derived from sales in the server and storage market, 10% from the networking and communications market, 14% from the desktop and workstation market; and 10% from the consumer and portable market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In 2009, IBM, Promate and SAC each accounted for more than 10% of our net revenue, and collectively accounted for 65% of our net revenue. In 2008, IBM, Metatech, and Sabre each accounted for over 10% of our net revenue, and collectively accounted for 71% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the fourth quarter of 2009, compared to between 15% and 25% in the third quarter of 2009 and between 15% and 20% the fourth quarter of 2008. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. In 2009, sales to international distributors represented 37% of net revenue, compared to 54% in 2008. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has gradually declined over time as we improved our internal service capabilities.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $10.3 million at the end of the fourth quarter of 2009, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.9 in the fourth quarter of 2009 compared to 5.7 turns in third quarter of 2009 and increased from 2.8 turns in the fourth quarter of 2008. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 3. Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. In 2009, our litigation expenses were approximately $5.2 million.

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

Revenue Recognition.    We recognize revenue when the four basic criteria are met. They are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service has been rendered; (3) collectability is reasonably assured, and (4) the fee is fixed or determinable. Determination of criteria (1) is based on a purchase order received from the customer. Determination of criterion (2) and (3) are based on shipment when title transfers to the customer and management’s judgment regarding the collectability of the amounts billed. Determinations of criteria (4) is based on the fixed price charged for products delivered adjusted for any applicable discounts. Should management determine that these criteria are not met for certain transactions, revenue recognized for any reporting period could be adversely impacted.

Revenue from product sales is recognized upon shipment when title passes and a provision is made for estimated returns and allowances. Our sales to distributors are made under agreements that do not provide for price adjustments after purchase and provide for limited return rights in the event of a product failure. Revenue on these sales is recognized upon shipment at which time title passes.

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

Accounting for Income Taxes.    We account for income taxes using the assets and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts of existing assets and liabilities reported in the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is more likely than not that such assets will not be realized. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed, which would likely result in the recording of an income tax benefit in the period of reduction and increase our effective tax rate in subsequent periods. See Note 7, “Income Taxes” to Notes to the Consolidated Financial Statements for further discussion.

Stock-based Compensation.    We account for stock-based compensation arrangements as follows. Compensation cost is calculated on the date of grant based on the estimated fair value of the award. For grants made prior to January 1, 2006, the compensation cost is recognized on an accelerated basis over the vesting period of each grant. For grants made on or after January 1, 2006, the compensation cost is recognized on a straight-line basis over the vesting period.

In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The determination of the fair value of share based payment awards utilizing the Black-Scholes is affected by our stock price and a number of assumptions including expected term, volatility, and forfeiture rates. We estimate these key assumptions using historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. Prior to 2009, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also considered the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Net revenue	100%	100%	100%
Cost of revenue	40	43	51

Gross margin	60	57	49
Operating expenses:
Research and development	25	25	31
Selling, general and administrative	19	18	20
Litigation	5	—	—

Total operating expenses	49	43	51

Income (loss) from operations	11	14	(2)
Interest and other income, net	—	1	3

Income before income taxes	11	15	1
Income tax expense (benefit)	—	1	—

Income before cumulative effect of accounting change accounting change	11	14	1
Cumulative effect of accounting change	—	—	—

Net income	11%	14%	1%

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Net Revenue.    Net revenue was $104.9 million in 2009 and $104.2 million in 2008, an increase of 1%. Revenues increased approximately $0.8 million and $6.9 million in the consumer and portable and the server and storage markets, respectively, but these increases were offset by decreases in revenue of approximately $6.6 million and $0.4 million in the desktop and workstation and the networking and telecom markets, respectively.

Cost of Revenue and Gross Margin.    Cost of revenue was $42.3 million in 2009 and $45.2 million in 2008, a decrease of 7%. Gross margin was $62.7 million in 2009 and $58.9 million in 2008, an increase of 6%. Gross margin as a percent of net revenue was 60% in 2009 and 57% in 2008. The increase in gross margin was largely due to a 1.7% benefit in 2009 from the sale of previously reserved products, but was also a result of ongoing cost reduction activities.

Research and Development.     Research and development expenses were $26.6 million in 2009 and $26.1 million in 2008, an increase of 2%. The increase in 2009 was primarily due to the increase in wages and related expenses of $1.3 million partially offset by a decrease in product development and prototype expenses of $0.9 million.

Selling, General and Administrative.    Selling, general and administrative expenses were $19.7 million in 2009 and $18.6 million in 2008, an increase of 6%. The increase in 2009 was primarily due to increases in wages and related expenses of $0.9 million and increases in stock-based compensation expenses of $0.4 million.

Litigation.    Litigation expenses were approximately $5.2 million in 2009 and $0.3 million in 2008. The increase in 2009 was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 3. Legal Proceedings.

Provision for Income Tax.    Our annual income tax provision was $0.2 million and $0.6 million in fiscal years 2009 and 2008, respectively. Our effective tax rate for fiscal years 2009 and 2008 were 2% and 4%, respectively. The decrease in the effective tax rate in fiscal year 2009 was primarily due to a non-recurring benefit from a recent change in U.S. tax law regarding a 5-year U.S. net operating loss carryback.

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

Selling, General and Administrative.    Selling, general and administrative expenses were $18.6 million in 2008 and $15.1 million in 2007, an increase of 25%. The increase in 2008 was primarily due to increases in wages and related expenses of $2.9 million, increases in stock-based compensation expenses of $0.4 million and increases in other professional services of $0.4 million.

Litigation.    Litigation expenses were $0.3 million in 2008 and zero in 2007. The increase in 2008 was primarily due to the commencement of activities related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 3. Legal Proceedings.

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

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $88.3 million, including cash, cash equivalents and short-term investments of $73.8 million. Our cash, cash equivalents and short-term investments increased by $16.4 million in 2009. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $18.2 million, $18.0 million and $10.4 million in 2009, 2008 and 2007, respectively. Cash provided from operating activities in 2009 was primarily due to net income of $10.9 million and decreases in inventory of $3.4 million due to improvements in our inventory management practices and improving business conditions in the second half of 2009. There was additional cash generated from increases in accrued liabilities and long-term liabilities of $1.7 million related to higher wage accruals, other employment benefit related expense accruals and bonus accruals. The above increases in cash were partially offset by an increase in accounts receivables of $3.3 million, consistent with the increased shipments to our customers in the final quarter of 2009. Partially offsetting our increases in cash was a decrease in accounts payable of $2.3 million which was primarily due to the timing of payments to our vendors. The primary sources of cash from operations in 2008 was primarily due to net income of $14.3 million, adjustments for depreciation and amortization of $2.4 million, stock-based compensation of $4.1 million and increases in accrued liabilities and long term liabilities of $4.1 million related to wage accruals, other employment benefit related expense accruals and bonus accruals. The above increases in cash were partially offset by an increase in inventory of $7.4 million in 2008. The primary sources of cash from operations in 2007 are adjustments for depreciation of $2.1 million, stock-based compensation of $4.0 million and decreases in inventory of $6.3 million related to sales of inventory and disposition of inventory related to product recalls, partially offset by decreases in accounts payable of $3.4 million.

Our investing activities provided net cash of $4.6 million in 2009, compared to net cash used of $12.7 million in 2008 and net cash provided of $7.9 million in 2007. The primary source of cash from investing in 2009 was the maturity of short-term investments of $22.0 million partially offset by the purchase of short-term investments of $16.0 million and purchases of property and equipment of $1.4 million. The primary use of cash from investing in 2008 was the purchase of short-term investments of $12.9 million and purchases of property and equipment of $2.3 million, partially offset by $2.5 million from the maturity of short-term investments. The primary source of cash from investing in 2007 was the net maturity of short-term investments of $9.8 million, and partially offset by $2.0 million of purchases of property and equipment primarily related to the leasehold improvements for our new office in Fremont, California.

Our financing activities used net cash of $0.5 million, $5.9 million and $12.7 million in 2009, 2008 and 2007, respectively. The primary use of cash from financing in 2009 was the repurchase of our common stock of $7.5 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $7.0 million. The primary use of cash from financing in 2008 was the repurchase of our common stock of $9.9 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $4.0 million. We used $15.0 million in 2007 to repurchase our common stock, which was partially offset by sales of securities under our stock option and employee stock purchase plans of $2.3 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009 (in thousands) and the periods in which such obligations are expected to be settled.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,852	$1,060	$1,792	$—	$—
Purchase obligations	3,451	3,451	—	—	—

	$6,303	$4,511	$1,792	$—	$—

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

The amounts in the table above exclude $1,072 of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes” of Notes to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for transfers of financial assets to be included in Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment does not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) to be included in ASC 810 “Consolidation”. The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment does not have a material effect on our financial position, results of operations or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2009, all of our short-term investments were U.S. treasury securities and our cash equivalents were held in checking and money market accounts, and as of December 31, 2008, we held no short-term investments. If market interest rates were to increase or decline by 10% from interest rates as of December 31, 2009 and 2008, the impact on our portfolio on these dates would not have been material. We do not currently use derivative instruments in our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly, our sales are not generally impacted by foreign currency rate changes. As of December 31, 2009 and 2008, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$69,227	$46,893
Short-term investments	4,549	10,461
Accounts receivable, net of allowances of $1,796 and $2,660, respectively	15,534	12,073
Inventory	10,284	13,668
Prepaid expenses and other current assets	1,829	2,507

Total current assets	101,423	85,602
Property and equipment, net	4,656	5,285
Other assets	363	405

Total assets	$106,442	$91,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,591	$5,834
Accrued liabilities	9,506	8,073

Total current liabilities	13,097	13,907
Lease incentive	445	688
Other long-term liabilities	1,097	784

Total liabilities	14,639	15,379
Commitments and Contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 25,421 and 24,375 shares issued, respectively 23,329 and 23,104 shares outstanding, respectively	26	24
Additional paid-in capital	115,035	102,612
Accumulated deficit	(5,878)	(16,818)
Treasury stock at cost, 2,092 and 1,272 shares, respectively	(17,380)	(9,905)

Total stockholders’ equity	91,803	75,913

Total liabilities and stockholders’ equity	$106,442	$91,292

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net revenue	$104,937	$104,155	$74,689
Cost of revenue	42,250	45,217	37,906

Gross margin	62,687	58,938	36,783

Operating expenses:
Research and development	26,557	26,090	23,285
Selling, general and administrative	19,731	18,560	15,081
Litigation	5,225	332	—

Total operating expenses	51,513	44,982	38,366

Income (loss) from operations	11,174	13,956	(1,583)
Interest and other income	135	1,073	2,482
Interest and other expense	(140)	(214)	(95)

Income before income taxes	11,169	14,815	804
Income tax expense	229	557	236

Income before cumulative effect of accounting change	10,940	14,258	568
Cumulative effect of accounting change, net of income tax of $16	—	—	255

Net income	$10,940	$14,258	$313

Net income per share:
Basic:
Net income per share before cumulative effect of accounting change	$0.48	$0.60	$0.02
Cumulative effect of accounting change	—	—	(0.01)

Net income per share	$0.48	$0.60	$0.01

Diluted:
Net income per share before cumulative effect of accounting change	$0.45	$0.57	$0.02
Cumulative effect of accounting change	—	—	(0.01)

Net income per share	$0.45	$0.57	$0.01

Weighted average shares outstanding:
Basic	22,968	23,750	24,332

Diluted	24,383	25,201	26,302

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$10,940	$14,258	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,774	2,367	2,063
Accretion of discount on investments	(43)	(47)	146
(Release) provision for doubtful accounts	(192)	341	155
Loss on disposal of fixed assets and other	48	10	8
Stock-based compensation	5,433	4,124	3,980
Changes in operating assets and liabilities:
Accounts receivable	(3,269)	(96)	821
Inventory	3,393	(7,413)	6,337
Deferred tax assets	247	(185)	(54)
Prepaid expenses and other current assets	465	(163)	(962)
Accounts payable	(2,280)	707	(3,449)
Accrued liabilities and long-term liabilities	1,716	4,144	1,060

Net cash provided by operating activities	18,232	18,047	10,418

Cash flows from investing activities:
Purchases of property and equipment	(1,361)	(2,257)	(1,994)
Purchases of short-term investments	(16,043)	(12,899)	—
Proceeds from sales of property and equipment	—	—	29
Proceeds from maturity of short-term investments	21,998	2,485	9,831

Net cash provided (used) by investing activities	4,594	(12,671)	7,866

Cash flows from financing activities:
Repurchase and retirement of common stock	(7,475)	(9,905)	(15,010)
Proceeds from issuance of common stock, net	6,983	4,008	2,326

Net cash used by financing activities	(492)	(5,897)	(12,684)

Net increase (decrease) in cash and cash equivalents	22,334	(521)	5,600
Cash and cash equivalents, beginning of period	46,893	47,414	41,814

Cash and cash equivalents, end of period	$69,227	$46,893	$47,414

Supplemental disclosure of cash flows:
Cash refunds of (paid for) income taxes	$46	$(189)	$375
Supplemental disclosure of non-cash investing and financing activities:
Addition to fixed assets from lease incentive	$—	$—	$1,254

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008, and 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balances as of December 31, 2006	24,385,362	24	103,181	(31,389)	—	71,816
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	413,972	—	2,326	—	—	2,326
Stock-based compensation	—	—	3,913	—	—	3,913
Repurchase and retirement of common stock	(1,232,500)	—	(15,010)	—	—	(15,010)
Net income	—	—	—	313	—	313

Balances as of December 31, 2007	23,566,834	24	94,410	(31,076)	—	63,358
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	808,420	—	4,008	—	—	4,008
Stock-based compensation	—	—	4,194	—	—	4,194
Treasury stock repurchases	(1,271,527)	—	—	—	(9,905)	(9,905)
Net income	—	—	—	14,258	—	14,258

Balances as of December 31, 2008	23,103,727	$24	$102,612	$(16,818)	$(9,905)	$75,913

Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	1,045,763	2	6,981	—	—	6,983
Stock-based compensation	—	—	5,442	—	—	5,442
Treasury stock repurchases	(820,772)	—	—	—	(7,475)	(7,475)
Net income	—	—	—	10,940	—	10,940

Balances as of December 31, 2009	23,328,718	$26	$115,035	$(5,878)	$(17,380)	$91,803

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

•

The Company’s sales are concentrated with a relatively small group of customers as 65% of net revenue is represented by three customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•

Because a substantial portion of the Company’s sales are to distributors and outsourced suppliers and not directly to electronic system designers, we have limited visibility into ultimate product demand, which makes sales forecasting more difficult for the Company. Demand for our products may not materialize, subjecting the Company to risks of high inventory carrying costs and obsolescence.

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

(In thousands, except share and per share data)

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

	As of December 31,
	2009	2008
Amortized cost	$4,549	$10,461
Unrealized gains	—	35

Fair value	$4,549	$10,496

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

(e) Accounts Receivable

An allowance for doubtful accounts is recorded based on management’s judgments and estimates on the collectability of accounts receivable based on historical bad debt experience, customers’ creditworthiness, and recent changes in customers’ payment trends. If circumstances change adversely, additional bad debt allowances may be required.

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

(In thousands, except share and per share data)

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2009	2008	2007	2009	2008
A	39%	27%	37%	53%	21%
B	15%	*	*	10%	21%
C	11%	*	*	*	19%
D	*	31%	20%	*	18%
E	*	13%	12%	*	10%
F	*	*	12%	*	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2009	2008	2007
Singapore	47%	40%	49%
China	42%	47%	31%
Taiwan	4%	4%	10%
United States	2%	2%	4%
Japan	2%	5%	3%
Other	3%	2%	3%

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

(In thousands, except share and per share data)

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

Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$10,940	$14,258	$313

Denominator:
Weighted average shares outstanding, basic	22,968,017	23,749,978	24,332,270

Effect of dilutive securities:
Stock options	1,415,305	1,451,478	1,969,769

Weighted average shares outstanding, diluted	24,383,322	25,201,456	26,302,039

Basic net income per share	$0.48	$0.60	$0.01

Diluted net income per share	$0.45	$0.57	$0.01

Stock options outstanding in the amount of 2,742,579, 2,932,419 and 2,567,183 shares for the twelve months ended December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of December 31, 2009 could dilute net income per share in the future.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The Company has established a full valuation allowance against the domestic deferred tax asset for all periods since inception.

The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income or losses, expectations and risks associated with estimates of future taxable income on a jurisdiction by jurisdiction basis and ongoing prudent and feasible tax strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. The Company believes it is more likely than not that such assets will not be realized. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed, which would likely result in the recognition of an income tax benefit in the period of reduction and increase the effective tax rate in subsequent periods.

The Company must make certain estimates and judgments about the application of complex tax laws, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Note 7, “Income Taxes” of the Consolidated Financial Statements describes unrecognized tax benefits and the effects on the results of operations and financial position.

(l) Stock-Based Compensation

We account for stock-based compensation arrangements as follows. Compensation cost is calculated on the date of grant based on the estimated fair value of the award. For grants made prior to January 1, 2006, the compensation cost is recognized on an accelerated basis over the vesting period of each grant. For grants made on or after January 1, 2006, the compensation cost is recognized on a straight-line basis over the vesting period.

In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified even in retrospect. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The determination of the fair value of share based payment awards utilizing the Black-Scholes is affected by our stock price and a number of assumptions including expected term, volatility, and forfeiture rates. We estimate these key assumptions using historical information, peer company data and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. Prior to 2009, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also consider the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense:
Cost of revenue	$425	$232	$190
Research and development	2,705	1,967	2,242
Sales, general and administrative	2,303	1,925	1,548

Total stock-based compensation expense	5,433	4,124	3,980
Tax effect of stock-based compensation	—	—	—

Effect on net income	$5,433	$4,124	$3,980

Effect on basic net income per share	$0.24	$0.17	$0.16

Effect on diluted net income per share	$0.22	$0.16	$0.15

The fair value of options granted under the Company’s stock option plans and rights granted under the 2004 Employee Stock Purchase Plan (ESPP) are estimated on the date of grant using the Black-Scholes valuation model. Expected volatility was estimated based on historical volatility of the Company’s stock and the implied volatility of traded options on the Company’s stock. Prior to 2009, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also consider the implied volatility on a group of peer companies to develop our estimates as well as other factors. Expected term was estimated based on the contractual life of the instrument, the vesting period of the grant, and the historical exercise behavior. The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Expected life (in years)	4.4	4.4	3.9	0.5	0.5	0.5
Expected volatility	49%	47%	38%	55%	50%	36%
Risk-free interest rates	1.9%	2.6%	4.6%	0.2%	1.3%	4.8%
Expected dividend yield	—	—	—	—	—	—

The weighted-average grant-date fair value of stock options granted was $5.03, $5.10 and $4.61 during the years ended December 31, 2009, 2008, and 2007, respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $4.00, $3.37 and $3.55 during the years ended December 31, 2009, 2008 and 2007, respectively.

(m) Comprehensive Income

Under ASC 220, comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2009, 2008, and 2007.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

3.    Inventory

Inventory consisted of the following:

	December 31, 2009	December 31, 2008
Work-in-process	$6,495	$5,672
Finished goods	3,789	7,996

	$10,284	$13,668

4.    Property and Equipment

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Computer hardware	$2,139	$1,544
Computer software	4,724	4,587
Equipment and furniture	6,373	6,222
Leasehold improvements	1,988	1,994

	15,224	14,347
Less accumulated depreciation and amortization	(10,568)	(9,062)

	$4,656	$5,285

Depreciation and amortization expense was $1,774, $2,367 and $2,063 for the years ended December 31, 2009, 2008, and 2007, respectively.

5.    Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2009	2008
Accrued compensation	$5,922	$4,962
Professional services	1,436	1,361
Other taxes payable	1,213	715
Income tax (receivable) payable, net	(105)	188
Short-term lease incentives	243	243
Other accrued liabilities	797	604

	$9,506	$8,073

6.    Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2009, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2009, 2008 and 2007, no shares of preferred stock were outstanding.

The Company has reserved shares of common stock for future issuance at December 31, 2009 as follows:

Stock options outstanding	6,050,096
Stock options available for future grants	5,217,625
Employee stock purchase plan	2,072,148

13,339,869

(b) Stock Option Plans

As of December 31, 2009, the Company had authorized 16,156,814 shares of common stock for issuance under the Company’s stock option plans, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options typically vest and become exercisable over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

The following table summarizes stock option activity under the plans during the years 2007, 2008, and 2009:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances as of December 31, 2006	3,911,930	5,274,124	$8.90
Authorized	1,356,830	—	—
Granted	(1,541,575)	1,541,575	$12.89
Exercised	—	(347,616)	$4.54
Canceled	457,764	(457,764)	$14.88

Balances as of December 31, 2007	4,184,949	6,010,319	$9.72
Authorized	1,302,760	—	—
Granted	(1,342,975)	1,342,975	$12.49
Exercised	—	(656,997)	$4.24
Canceled	626,388	(626,388)	$14.13

Balances as of December 31, 2008	4,771,122	6,069,909	$10.47

Authorized	1,282,201	—	—
Granted	(1,018,305)	1,018,305	$12.16
Exercised	—	(855,511)	$6.47
Canceled	182,607	(182,607)	$12.06

Balances as of December 31, 2009	5,217,625	6,050,096	$11.27

As of December 31, 2009, the weighted average remaining contractual life for options outstanding was 4.6 years. Additionally, as of December 31, 2009, there were 3,787,011 options exercisable with a weighted average exercise price of $10.61 per share, and the weighted-average remaining contractual life for exercisable options was 4.1 years. As of December 31, 2009, there were 1,936,246 options expected to vest with a weighted average exercise price of $12.46 per share, and the weighted-average remaining contractual life for options expected to vest was 5.6 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

$47,539, $33,696 and $12,891, respectively. The total intrinsic value of options exercised was $7,340, $4,001, and $3,016 during the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, there was $9,767 of total unrecognized compensation cost related to non-vested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested was $5,834, $4,772 and $4,904 during the years ended December 31, 2009, 2008 and 2007, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company's common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2009, the Company had authorized 2,685,472 shares for issuance under the ESPP. The Company issued 190,252, 151,423, and 98,835 shares at a weighted-average price of $7.60, $8.05 and $11.65 per share pursuant to the ESPP during the years ended December 31, 2009, 2008 and 2007, respectively.

7.    Income Taxes

The Company is incorporated in the U.S. and operates in various countries with differing tax laws and rates. A significant portion of the Company’s income before taxes and the provision for income taxes are generated from international operations.

Income (loss) before income taxes for the fiscal years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$1,023	$(2,774)	$(1,333)
Foreign	10,146	17,589	2,137

Income before income taxes	$11,169	$14,815	$804

Income tax provision in 2009, 2008 and 2007 is comprised of federal, state, and foreign taxes.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The components of the provision for income taxes are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(303)	$(183)	$34
State	1	4	(2)
Foreign	284	921	258

	(18)	742	290
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	247	(185)	(54)

	247	(185)	(54)

Provision for income taxes	$229	$557	$236

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below:

	Year Ended December 31,
	2009	2008	2007
Expected income tax provision at statutory income tax rate	$3,909	$5,186	$273
State taxes, net of federal tax benefit	1	3	(1)
Foreign taxes at different rates	(3,020)	(5,410)	(483)
Non-deductible expenses	59	34	24
Tax credits	(1,603)	(1,054)	(973)
Stock-based compensation	(1,141)	283	266
Valuation allowance related to net operating losses and other	2,024	1,515	1,130

Provision for income taxes	$229	$557	$236

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Effective from April 2005 through March 2015, the Company has negotiated a tax holiday on certain earnings in Singapore, which is conditional upon the Company meeting certain employment and investment thresholds. The tax holiday represents a tax benefit aimed to attract foreign investment in Singapore. The tax holiday decreased income tax expense by approximately $2,261, $1,875 and $627 for the fiscal years 2009, 2008 and 2007, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.09, $0.07 and $0.02 in fiscal years 2009, 2008 and 2007, respectively.

As of December 31, 2009, U.S. income taxes were not provided on a cumulative total of approximately $23,426 of undistributed earnings for certain foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Deferred tax assets:
Property and equipment	$11	$—
Accruals and reserves	933	1,362
Tax credits	8,980	7,751
Capitalized research and development costs	1,706	3,007
Net operating loss carryforwards	3,334	2,681

Gross deferred tax assets	14,964	14,801
Deferred tax liabilities:
Property and equipment	$—	$(111)

Net deferred tax assets	14,964	14,690
Valuation allowance	(14,931)	(14,410)

Net deferred tax assets	$33	$280

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2009 and 2008.

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $16,520 for federal and $15,360 for California state tax purposes. The cumulative amount related to stock options included in net operating loss carryforwards for federal and California state is $7,780 and $10,576. Upon realization of the tax benefit associated with stock options, the impact will be recorded in equity. If not utilized, these carryforwards will begin to expire in 2023 for federal tax purposes and 2012 for California state tax purposes.

As of December 31, 2009, the Company has research credit carryforwards of approximately $7,008 and $7,987 for federal and California state tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2017. The California credit can be carried forward indefinitely. As of December 31, 2009, the Company has state manufacturer investment tax credits (MIC) of $159, which begins to expire in 2010.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As of December 31, 2009 and 2008, the total gross unrecognized tax benefits, was $5,120 and $4,107, of which $4,394 and $3,507 would affect the effective tax rate if recognized. The Company classified unrecognized tax benefits as non-current income taxes payable, as no amounts appear payable within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties through 2009 are immaterial.

The aggregate changes in gross unrecognized tax benefits for fiscal year 2009 are as follows:

Balance at January 1, 2009	$4,107
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	1,013

Balance at December 31, 2009	$5,120

The Company files U.S. federal, state, and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

8.    Commitments and Contingencies

The Company leases its facilities under non-cancelable operating lease agreements expiring between 2009 and 2012. Rent expense was $1,024, $1,061 and $936 for the years ended December 31, 2009, 2008, and 2007, respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2009 and the years in which such obligations are expected to be settled.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,852	$1,060	$1,792	$—	$—
Purchase obligations	3,451	3,451	—	—	—

	$6,303	$4,511	$1,792	$—	$—

Purchase obligations are comprised of the estimated obligation for non-cancelable orders of in-process silicon wafers.

The amounts in the table above exclude $1,072 of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes” of Notes to the Consolidated Financial Statements for further discussion.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (the “Defendants”), Case No. CV 085029, for infringement of Volterra’s U.S. patent numbers 6,278,264, 6,462,522, 6,713,823, 6,020,729 and 6,225,795, which seeks declaratory relief, an injunction, unspecified damages, and attorneys’ fees against the Defendants. In December 2008, the Defendants filed an answer generally denying the allegations, and stating affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. In July 2009, we filed a notice and motion for preliminary injunction and a motion for summary judgment against the Defendants. The hearing was held in September 2009, at which time the court issued a minute order granting the motion for preliminary injunction and denying the motion for summary judgment without prejudice. In November 2009, the court issued an order reversing the prior minute order.

On January 22, 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, Case No. 10-47, for infringement of Infineon’s U.S. patent numbers 5,945,730, 7,095,281, 5,402,017 and 6,621,343, which seeks an injunction, unspecified damages, and attorneys’ fees against us. Based on our initial review, we believe this lawsuit is without merit. We are currently reviewing the complaint and the asserted patents to defend the Company against this action.

We are unable to assess the possible outcome of these litigation cases. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

9.    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Deducted from Revenue/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$496	$—	$(192)	$304
Sales returns and allowances	$2,164	$1,946	$(2,618)	$1,492

Year ended December 31, 2008:
Allowance for doubtful accounts	$155	$341	$—	$496
Sales returns and allowances	$831	$4,378	$(3,045)	$2,164

Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$155	$—	$155
Sales returns and allowances	$538	$4,604	$(4,311)	$831

10.    Change in Accounting Principle

Effective January 1, 2007, the Company adopted new accounting requirements issued by the Emerging Issues Task Force to account for our employee sabbatical leave program. As a result, the Company recognized in accrued expenses a $271 liability for sabbatical leave expense incurred prior to adoption and recorded a $255 charge for the cumulative effect of a change in accounting principle, net of tax. Subsequent sabbatical leave expenses are recognized consistent with other employee leave related expenses.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

11.    Stock Repurchases

Under the Company’s stock repurchase program announced on January 28, 2008 and further increased on October 20, 2008 and April 24, 2009, the Company repurchased 820,772 shares during the year ended December 31, 2009 for $7,475, at an average cost of $9.11 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during 2009 have been reported as treasury stock. As of December 31, 2009, this repurchase program has $2.6 million remaining under our repurchase authorization.

12.    Fair Value Measurements

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

The Company currently has only cash and cash equivalents and short-term investments held and used in the ordinary course of business that must be measured under the new fair value standard. The Company does not have other non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 and Level 2 of the fair value hierarchy. The Company does not have nor has historically had any Level 3 investments. Level 1 and Level 2 are described as follows:

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at December 31, 2009.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs at December 31, 2009:

	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$65,729	$65,729	$—	$—
US treasury securities	4,549	4,549	—	—

Total	$70,278	$70,278	$—	$—

13.    Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$18,275	$22,789	$29,687	$34,186
Gross margin	10,172	13,373	17,590	21,552
Net (loss) income	(519)	1,074	3,427	6,958
Net (loss) income per share:
Basic	($0.02)	$0.05	$0.15	$0.30
Diluted	($0.02)	$0.04	$0.14	$0.28

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$23,011	$28,703	$30,576	$21,865
Gross margin	12,862	16,158	17,670	12,248
Net income	2,486	5,287	5,391	1,094
Net income per share:
Basic	$0.10	$0.22	$0.23	$0.05
Diluted	$0.10	$0.21	$0.21	$0.04

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

13.    Subsequent Event

On January 22, 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. Based on our initial review, we believe this lawsuit is without merit. We are currently reviewing the complaint and the asserted patents to defend the Company against this action.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Volterra Semiconductor Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Volterra Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

As described in note 10 to the consolidated financial statements, effective January 1, 2007, Volterra Semiconductor Corporation adopted new accounting requirements issued by the Emerging Issues Task Force to account for its employee sabbatical leave program.

/s/    KPMG LLP

Mountain View, California

March 3, 2010

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

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15e. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included herein.

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

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference from the sections entitled “Certain Transactions,” “Equity Compensation Plan Information” and “Proposal 1—Election of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

See Note 9 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(5)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(6)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(7)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10.12(9)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(10)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(11)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(12)*	Management Bonus Plan (2009)
10.17(13)*	Management Bonus Plan (2010)
10.18(14)*	Cash Compensation Policy for Non-Employee Directors
10.19(14)*	2010 Executive Compensation and 2009 Bonus Awards
10.20(15)*	Severance Benefit Plan
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(16)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit Number	Description Of Documents
32.2(16)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.
(5)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.
(6)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.17 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2006, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(16)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/S/ JEFFREY STASZAK
Jeffrey Staszak President and Chief Executive Officer

Dated: March 3, 2010

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2010

/s/ MIKE BURNS Mike Burns	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010

/s/ MEL FRIEDMAN Mel Friedman	Director	March 3, 2010

/s/ FU-TAI LIOU Fu-Tai Liou	Director	March 3, 2010

/s/ CHRISTOPHER PAISLEY Christopher Paisley	Director	March 3, 2010

/s/ EDWARD ROSS Edward Ross	Director	March 3, 2010

/s/ EDWARD WINN Edward Winn	Director	March 3, 2010

EXHIBIT INDEX

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(5)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(6)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(7)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(8)*	Offer letter between the Registrant and David Lidsky, dated September 27, 1996.
10.12(9)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(10)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(11)	Lease Agreement, dated May 9, 2007, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(12)*	Management Bonus Plan (2009)
10.17(13)*	Management Bonus Plan (2010)
10.18(14)*	Cash Compensation Policy for Non-Employee Directors
10.19(14)*	2010 Executive Compensation and 2009 Bonus Awards
10.20(15)*	Severance Benefit Plan
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(16)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(16)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as Appendix A to Volterra Semiconductor Corporation’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 24, 2007, and incorporated by reference herein.

(6)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.17 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on July 31, 2007, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2009, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(16)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.