Form 10-Q
period 2010-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2010-05-04
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 26, 2010, the registrant had 26,873,371 shares of common stock outstanding.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$81,006	$69,227
Short-term investments	6,699	4,549
Accounts receivable, net of allowances of $1,849 and $1,796, respectively	14,665	15,534
Inventory	11,212	10,284
Prepaid expenses and other current assets	2,216	1,829

Total current assets	115,798	101,423
Property and equipment, net	5,038	4,656
Other assets	458	363

Total assets	$121,294	$106,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,824	$3,591
Accrued liabilities	8,190	9,506

Total current liabilities	13,014	13,097
Lease incentive	384	445
Other long-term liabilities	1,221	1,097

Total liabilities	14,619	14,639
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 26,209 and 25,421 shares issued, respectively 24,117 and 23,329 shares outstanding, respectively	26	26
Additional paid-in capital	122,243	115,035
Retained earnings (accumulated deficit)	1,786	(5,878)
Treasury stock at cost, 2,092 and 2,092 shares, respectively	(17,380)	(17,380)

Total stockholders’ equity	106,675	91,803

Total liabilities and stockholders’ equity	$121,294	$106,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$36,293	$18,275
Cost of revenue	13,982	8,103

Gross margin	22,311	10,172

Operating expenses:
Research and development	7,337	5,952
Selling, general and administrative	5,659	4,122
Litigation	1,535	650

Total operating expenses	14,531	10,724

Income (loss) from operations	7,780	(552)
Non-operating (expense) income, net	(5)	49

Income (loss) before income taxes	7,775	(503)
Income tax expense	111	16

Net income (loss)	7,664	(519)

Net income (loss) per share:
Basic	$0.32	$(0.02)
Diluted	$0.30	$(0.02)

Weighted average shares outstanding:
Basic	23,609	22,930

Diluted	25,648	22,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,664	$(519)
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	1,414	1,157
Depreciation and amortization	466	474
Accretion of discount in debt securities	(2)	(25)
Provision (release) for doubtful accounts	37	(182)
Changes in operating assets and liabilities:
Accounts receivable, net	832	2,254
Inventory	(901)	2,582
Prepaid expenses, other current, and other long-term assets	(482)	583
Accounts payable	1,203	(3,394)
Accrued liabilities	(1,173)	(2,185)

Net cash provided by operating activities	9,058	745

Cash flows from investing activities:
Purchases of property and equipment	(897)	(293)
Purchases of short-term investments	(4,899)	—
Proceeds from maturity of short-term investments	2,750	4,750

Net cash (used in) provided by investing activities	(3,046)	4,457

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,767	221
Purchase of treasury stock	—	(5,095)

Net cash provided by (used in) financing activities	5,767	(4,874)

Net increase in cash and cash equivalents	11,779	328
Cash and cash equivalents, beginning of period	69,227	46,893

Cash and cash equivalents, end of period	$81,006	$47,221

Supplemental disclosure of cash flows:
Cash refunds of (paid for) income taxes	$56	$(38)

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

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K filed with the SEC on March 3, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements as of and for the year then ended.

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

	As of March 31, 2010	As of December 31, 2009
Amortized cost	$6,699	$4,549
Unrealized gains	(1)	—

Fair value	$6,698	$4,549

Segment Reporting and Significant Customers

The Company is organized and operates as a single business segment: analog and mixed-signal power management semiconductors. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financial performance.

Significant customers are those customers directly accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,	March 31,	March 31,	December 31,
Customer	2010	2009	2010	2009
A	33%	34%	33%	53%
B	15%	21%	11%	10%
C	*	20%	*	*
D	*	10%	*	*
E	*	*	10%	*
F	*	*	10%	*

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2010	2009
China	48%	46%
Singapore	42%	44%
Taiwan	3%	4%
Japan	2%	2%
United States	2%	2%
Other	3%	2%

Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future sales returns. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future return activity. Sales returns must be authorized by Volterra and are generally limited to instances of product failure under the Company warranty that generally provides that products will be free from defects for a limited period of time, generally not longer than twelve months following shipment.

Volterra’s sales to distributors are made under agreements that do not provide for price adjustments after purchase and provide limited return rights under the Company’s standard warranty. Revenue on these sales is recognized upon shipment when title passes to the distributor. Volterra estimates future distributor sales returns based on historical data and current business expectations and reduces revenue for estimated future returns through the allowance for sales returns.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense:
Cost of revenue	$148	$67
Research and development	676	574
Sales, general and administrative	590	516

Total stock-based compensation expense	1,414	1,157
Tax effect of stock-based compensation	—	—

Increase (reduction) in net income (loss)	$1,414	$1,157

Increase (reduction) in basic net income (loss) per share	$0.06	$0.05

Increase (reduction) in diluted net income (loss) per share	$0.06	$0.05

The Company has not recognized any tax benefit related to stock-based compensation expense as a result of the full valuation allowance of its net domestic deferred tax assets.

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

As of March 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $5,564 and $5,120, of which $4,726 and $4,394 would affect the effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$7,664	$(519)

Denominator:
Weighted average shares outstanding, basic	23,609	22,930

Effect of dilutive securities:
Stock options	2,039	—

Weighted average shares outstanding, diluted	25,648	22,930

Basic net income (loss) per share	$0.32	$(0.02)

Diluted net income (loss) per share	$0.30	$(0.02)

Stock options outstanding in the amount of 895 and 4,551 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of March 31, 2010 could dilute net income per share in the future. As the Company incurred net losses for the three months ended March 31, 2009, the effect of dilutive securities (in-the-money stock options) of approximately 884 weighted equivalent shares has been excluded from the calculation of dilutive net loss per share because they were anti-dilutive.

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

2. Inventory

Inventory consisted of the following:

	March 31, 2010	December 31, 2009
Work-in-process	$6,398	$6,495
Finished goods	4,814	3,789

	$11,212	$10,284

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

3. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Computer hardware	$1,953	$2,139
Computer software	5,227	4,724
Equipment and furniture	6,804	6,373
Leasehold improvements	2,088	1,988

	16,072	15,224
Less accumulated depreciation and amortization	(11,034)	(10,568)

	$5,038	$4,656

4. Stock Repurchase Program

The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2010.

5. Fair Value Measurements

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

The Company currently has only cash and cash equivalents and short-term investments held and used in the ordinary course of business that must be measured under the fair value standard. The Company does not have other non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. The Company does not currently have any Level 2 or Level 3 investments and has not had any Level 3 investments. Level 1, Level 2 and Level 3 are described as follows:

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at March 31, 2010 and December 31, 2009.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs:

	March 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$74,239	$74,239	$—	$—
U.S. treasury securities	6,699	6,699	—	—

Total	$80,938	$80,938	$—	$—

	December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$65,729	$65,729	$—	$—
US treasury securities	4,549	4,549	—	—

Total	$70,278	$70,278	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net revenue was $104.2, $104.9 million and $36.3 million in 2008, 2009, and the three months ending March 31, 2010, respectively. We generated net income of $14.3, $10.9 million and $7.7 million in 2008, 2009, and the three months ending March 31, 2010, respectively. As of March 31, 2010, we had retained earnings of $1.8 million, which is the first period in which our accumulated results are positive.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the first quarter of 2010, we estimate that 72% of our net revenue was derived from sales in the server and storage market, 10% from the networking and communications market, 5% from the desktop and workstation market; and 13% from the consumer and portable market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the first quarter of 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for 48% of our net revenue. In the first quarter of 2009, four customers each accounted for over 10% of our net revenue, and collectively accounted for 85% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the first quarter of 2010 and the fourth quarter of 2009 and between 25% and 35% the first quarter of 2009. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period and have fulfilled our customers’ requirements or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. During the first quarter of 2010, sales to international distributors represented 35% of net revenue, compared to 29% in the fourth quarter of 2009 and 44% in the first quarter of 2009. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has gradually declined over time as we have expanded our internal service capabilities.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $11.2 million at the end of the first quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.0 in the first quarter of 2010 compared to 4.9 turns in fourth quarter of 2009 and increased from 2.9 turns in the first quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II—Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. In the first quarter of 2010, our litigation expenses were approximately $1.5 million.

Our income tax provision is dependent on our estimated annual effective tax rate. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations, as well as the utilization of available net operating loss carry forwards to offset taxable income and tax credit carry forwards that offsets income tax in the U.S. and changing assessments of statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, dependent on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realizable. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2010 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 3, 2010.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net revenue	100%	100%
Cost of revenue	39	44

Gross margin	61	56

Operating expenses:
Research and development	20	33
Selling, general and administrative	16	22
Litigation	4	4

Total operating expenses	40	59

Income (loss) from operations	21	(3)
Interest and other income, net	—	—

Income (loss) before income taxes	21	(3)
Income tax expense	—	—

Net income (loss)	21	(3)

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Net Revenue. Net revenue was $36.3 million in the three months ended March 31, 2010 and $18.3 million in the three months ended March 31, 2009, an increase of 99%. The increase in net revenue was primarily due to increases of $15.0 million, $3.2 million and $1.0 million in the server and storage market, consumer and portable market and networking and communications market, respectively. Partially offsetting the increases in revenue was a decrease of $1.2 million in the desktop and workstation market. In the first quarter of 2009, revenue was reduced by $1.4 million due to a sales return from one of our distributors in partial settlement of a $2.7 million receivable.

Cost of Revenue and Gross Margin. Cost of revenue was $14.0 million for the three months ended March 31, 2010 and $8.1 million for the three months ended March 31, 2009, an increase of 73%. Gross margin was $22.3 million for the three months ended March 31, 2010 and $10.2 million for the three months ended March 31, 2009, an increase of 119%. Gross margin as a percentage of net revenue was 61% for the three months ended March 31, 2010 compared to 56% for the three months ended March 31, 2009. The increase in the gross margin as a percentage of revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to improvements in product yields and ongoing cost reduction activities.

Research and Development. Research and development expenses were $7.3 million for the three months ended March 31, 2010 and $6.0 million for the three months ended March 31, 2009, an increase of 23%. The increase is primarily due to the increase in wages and related expenses of $0.8 million.

Selling, General and Administrative. Selling, general and administrative expenses were $5.7 million for the three months ended March 31, 2010 and $4.1 million for the three months ended March 31, 2009, an increase of 37%. The increase was primarily due to the increase in wages and related expenses of $1.2 million as headcount increased by 18%.

Litigation. Litigation expenses were approximately $1.5 million for the three months ended March 31, 2010 and $0.7 million for the three months ended March 31, 2009, an increase of 136%. The increase was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II—Legal Proceedings.

Provision for Income Tax. Income tax provision was $111 thousand and $16 thousand for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $102.8 million, including cash, cash equivalents and short-term investments of $87.7 million, compared to working capital of $88.3 million, including cash, cash equivalents and short-term investments of $73.8 million, as of December 31, 2009. Our cash, cash equivalents and short-term investments increased by $13.9 million in the three months ended March 31, 2010. We currently have no debt and believe that our current cash, cash equivalents, and short term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year.

Our operating activities provided net cash of $9.1 million for the three months ended March 31, 2010, compared to net cash provided of $0.7 million for the three months ended March 31, 2009. Cash provided from operating activities for the three months ended March 31, 2010 was primarily due to net income of $7.7 million and an increase in accounts payable of $1.2 million which was primarily due to the timing of payments to our vendors. The above increases in cash were partially offset by a decrease in accrued liabilities of $1.2 million, which was primarily due to the annual payout of profit-dependent accruals and an increase in inventory of $0.9 million primarily due to increased production levels. The sources of cash from operations for the three months ended March 31, 2009 were due to decreases in accounts payable and accrued liabilities of $3.4 million and $2.2 million, respectively. The decrease in accounts payable was primarily due to lower production levels, and the decrease in accrued liabilities was primarily due to the annual payout of profit-dependent accruals. Partially offsetting the above decreases in cash were decreases in accounts receivable and inventory of $2.3 million and $2.6 million, respectively.

Our investing activities used net cash of $3.0 million in the three months ended March 31, 2010, compared to net cash provided of $4.5 million in the three months ended March 31, 2009. The primary use of cash for the three months ended March 31, 2010 was the purchase of short-term investments of $4.9 million and purchases of property and equipment of $0.9 million, partially offset by the maturity of short-term investments of $2.8 million. The primary source of cash for the three months ended March 31, 2009 was from the maturity of short-term investments of $4.8 million, partially offset by purchases of property and equipment of $0.3 million.

Our financing activities provided net cash of $5.8 million for the three months ended March 31, 2010, compared to net cash used of $4.9 million for the three months ended March 31, 2009. The source of cash for the three months ended March 31, 2010 was from the exercise of employee stock options. The primary use of cash for the three months ended March 31, 2009 was for common stock repurchases of $5.1 million, partially offset by proceeds of $0.2 million from the exercise of employee stock options.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2010 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,052	$1,261	$2,104	$1,687	$—
Purchase obligations	3,493	3,493	—	—	—

	$8,545	$4,754	$2,104	$1,687	$—

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

The amounts in the table above exclude $1.2 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended March 31, 2010 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2010, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 3, 2010.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

In November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, as initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in subsequent public filings. In the first quarter of 2010, the court held a hearing and issued its order on claims construction on our three integrated power stage patents, and set a trial date to adjudicate the infringement and validity of such patents starting on January 31, 2011. On April 28, 2010, in order to focus our litigation resources, we mutually agreed with the Defendants on a joint stipulation to dismiss our claims and Defendants’ counterclaims regarding U.S. Patent No. 6,713,823, one of our integrated power stage patents (the “823 Patent”). This stipulation does not affect the two other integrated power stage patents or the two other controller technology patents that we continue to assert against Defendants in the litigation.

In January 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. In March 2010, we filed motions to dismiss the complaint and a motion to transfer venue to California and are awaiting a hearing date on these motions. No further material developments have taken place in these litigation proceedings.

Item 1A.	Risk Factors

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 3, 2010, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk below.

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, and as of March 31, 2010, we had retained earnings of $1.8 million, which is the first period in which our accumulated results are positive. While we have experienced revenue growth over the past several years, the rate of revenue growth has fluctuated significantly over such periods. Between 2008 and 2009, our annual net revenue increased 1% from $104.2 million to $104.9 million, and between 2007 and 2008, our annual net revenue increased 39% from $74.7 million to $104.2 million. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	the volatile nature of the semiconductor industry;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the timing of introductions of competing products or technologies;

•	litigation involving us or our products;

•	disputes regarding intellectual property rights;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to manufacture of our products on a timely and cost effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all; and

•	our ability to adequately support our future growth.

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

In the first quarter of 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 48% of our net revenue, and in the first quarter of 2009, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 85% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.*

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the current fiscal year. Factors that could cause the demand for our products to decline include, but are not limited to, downturns in the semiconductor industry or general economic conditions, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

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

Our inventory levels were $11.2 million at the end of the first quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.0 turns in the first quarter of 2010 compared to 4.9 turns in the fourth quarter of 2009 and increased from 2.9 turns in the first quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Sales to these distributors account for a substantial portion of our net revenue. Our sales to distributors accounted for 35% of our net revenue in the first quarter of 2010 compared to 37% in 2009. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the three months ended March 31, 2010, our litigation related expenses were approximately $1.5 million. Although we strongly believe in the validity of our positions, we are unable to assess the possible outcome of these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of March 31, 2010, we had 58 issued patents and 42 patent applications pending in the United States, and 11 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to March 2028. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Our stock price will fluctuate and may be volatile, which could result in substantial losses for investors and significant costs related to litigation.*

Investors may be unable to resell their shares at or above the purchase price and this could result in substantial losses for those investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

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

For example, from the start of the third quarter through the end of 2008, as a result of worldwide economic turmoil, our stock price dropped by almost 60%. The stock market in general, and the Nasdaq Global Select Market in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

Environmental laws and regulations could cause a disruption in our business and operations.*

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering, SilTech and UTAC, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with such laws, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.

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

We rely on third-party subcontractors to assemble and test our products and our failure to successfully manage our relationships with these subcontractors could damage our relationships with our customers, decrease our net revenue, and limit our growth.*

We rely on third-party subcontractors, such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering, SilTech and UTAC, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed-upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

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

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.*

Our principal offices are located in California. In addition, we rely on foundries and assembly and test subcontractors in Malaysia, Philippines, Singapore, Taiwan, Thailand and China. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the first quarter of 2010, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2009 and during the three months ended March 31, 2010 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

•

our board of directors may designate the terms of, and issue new series of, preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock without stockholder approval.

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

There were no repurchases made during the three months ended March 31, 2010 under the Company’s previously announced share repurchase program. As of March 31, 2010, the dollar value of shares that may be purchased under the program was approximately $2,619,215.

Item 6.	Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4)+	2010 Management Bonus Plan.

10.2(4) +	2010 Cash Compensation Policy for Non-Employee Directors.

10.3(5) +	Severance Benefit Plan.

10.4(6) +	2010 Executive Compensation and 2009 Bonus Awards.

10.5(7) +	2004 Non-Employee Directors Stock Option Plan.

10.6(8)	First Amendment to Lease Agreement, dated March 23, 2010, between ProLogis Limited Partnership and the Registrant (47451 Fremont Blvd.).

10.7(9)	First Amendment to Lease Agreement, dated March 23, 2010, between ProLogis Limited Partnership and the Registrant (47467 Fremont Blvd.).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2010, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporations Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2010	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ MIKE BURNS
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.1(4) +	2010 Executive Compensation and 2009 Bonus Awards.

10.2(4) +	2010 Cash Compensation Policy for Non-Employee Directors.

10.3(5) +	2010 Management Bonus Plan.

10.4(6) +	Severance Benefit Plan.

10.5(7) +	2004 Non-Employee Directors Stock Option Plan.

10.6(8)	First Amendment to Lease Agreement, dated March 23, 2010, between ProLogis Limited Partnership and the Registrant (47451 Fremont Blvd.).

10.7(9)	First Amendment to Lease Agreement, dated March 23, 2010, between ProLogis Limited Partnership and the Registrant (47467 Fremont Blvd.).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2010, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporations Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.