Form 10-Q
period 2010-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2010-08-02
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 27, 2010, the registrant had 26,873,371 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$80,094	$69,227
Short-term investments	11,696	4,549
Accounts receivable, net of allowances of $2,208 and $1,796, respectively	18,859	15,534
Inventory	13,279	10,284
Prepaid expenses and other current assets	2,174	1,829

Total current assets	126,102	101,423
Property and equipment, net	6,793	4,656
Other assets	1,926	363

Total assets	$134,821	$106,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,752	$3,591
Accrued liabilities	9,403	9,506

Total current liabilities	15,155	13,097
Lease incentive	623	445
Other long-term liabilities	1,231	1,097

Total liabilities	17,009	14,639
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 26,715 and 25,421 shares issued, respectively 24,511 and 23,329 shares outstanding, respectively	27	26
Additional paid-in capital	126,996	115,035
Retained earnings (accumulated deficit)	10,788	(5,878)
Treasury stock at cost, 2,204 and 2,092 shares, respectively	(19,999)	(17,380)

Total stockholders’ equity	117,812	91,803

Total liabilities and stockholders’ equity	$134,821	$106,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$40,242	$22,789	$76,535	$41,064
Cost of revenue	14,888	9,416	28,870	17,519

Gross margin	25,354	13,373	47,665	23,545

Operating expenses:
Research and development	8,812	6,345	16,149	12,297
Selling, general and administrative	6,013	4,579	11,672	8,701
Litigation	1,509	1,256	3,044	1,906

Total operating expenses	16,334	12,180	30,865	22,904

Income from operations	9,020	1,193	16,800	641
Non-operating (expense) income, net	(23)	9	(28)	58

Income before income taxes	8,997	1,202	16,772	699
Income tax (benefit) expense	(5)	128	106	144

Net income	$9,002	$1,074	$16,666	$555

Net income per share:
Basic	$0.37	$0.05	$0.69	$0.02
Diluted	$0.34	$0.04	$0.64	$0.02

Weighted average shares outstanding:
Basic	24,411	22,701	24,010	22,816

Diluted	26,115	23,971	25,882	23,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$16,666	$555
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	2,906	2,527
Depreciation and amortization	938	905
Accretion of discount in short-term investments	(3)	(36)
Allowance (release) for doubtful accounts	95	(198)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,420)	2,382
Inventory	(2,937)	3,991
Prepaid expenses, other current, and other assets	(266)	902
Accounts payable	2,172	(1,789)
Accrued liabilities	1	(923)

Net cash provided by operating activities	16,152	8,316

Cash flows from investing activities:
Purchases of property, equipment and other assets	(4,520)	(644)
Purchases of short-term investments	(14,694)	(3,998)
Proceeds from maturity of short-term investments	7,550	8,250

Net cash (used in) provided by investing activities	(11,664)	3,608

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,998	1,134
Purchase of treasury stock	(2,619)	(5,095)

Net cash provided by (used in) financing activities	6,379	(3,961)

Net increase in cash and cash equivalents	10,867	7,963
Cash and cash equivalents, beginning of period	69,227	46,893

Cash and cash equivalents, end of period	$80,094	$54,856

Supplemental disclosure of cash flows:
Cash refunds of (paid for) income taxes, net	$193	$(125)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements as of and for the year then ended.

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

The Company maintains cash, cash equivalents, and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments maturing in 90 days or less from the date of purchase. Short-term investments are comprised of U.S. Treasury and debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity and carried at amortized cost. The following table reconciles the amortized cost to the fair value of investments:

	As of June 30, 2010	As of December 31, 2009
Amortized cost	$11,697	$4,549
Unrealized losses	(1)	—

Fair value	$11,696	$4,549

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

Significant customers are those customers directly accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customer	2010	2009	2010	2009	2010	2009
A	31%	33%	32%	34%	28%	53%
B	14%	*	10%	*	21%	*
C	*	19%	10%	20%	*	10%
D	*	17%	*	18%	10%	*
E	*	12%	*	11%	*	*
F	*	*	*	*	11%	*

*	Less than 10%.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
China	50%	43%	49%	44%
Singapore	39%	45%	40%	45%
Taiwan	3%	5%	3%	4%
Japan	3%	2%	3%	2%
United States	2%	2%	2%	2%
Other	3%	3%	3%	3%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense:
Cost of revenue	$165	$101	$313	$168
Research and development	735	686	1,411	1,260
Sales, general and administrative	592	583	1,182	1,099

Total stock-based compensation expense	1,492	1,370	2,906	2,527
Tax effect of stock-based compensation	—	—	—	—

Effect on net income	$1,492	$1,370	$2,906	$2,527

Effect on basic net income per share	$0.06	$0.06	$0.12	$0.11

Effect on diluted net income per share	$0.06	$0.06	$0.11	$0.11

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

As of June 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $5,600 and $5,120, of which $4,753 and $4,394 would affect the effective tax rate if recognized.

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

Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares outstanding of common stock and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, computed using the treasury stock method.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$9,002	$1,074	$16,666	$555

Denominator:
Weighted average shares outstanding, basic	24,411	22,701	24,010	22,816

Effect of dilutive securities:
Stock options and restricted stock units	1,704	1,270	1,872	1,077

Weighted average shares outstanding, diluted	26,115	23,971	25,882	23,893

Basic net income per share	$0.37	$0.05	$0.69	$0.02

Diluted net income per share	$0.34	$0.04	$0.64	$0.02

Stock options and restricted stock units outstanding in the amount of 575 and 3,184 shares for the three months ended June 30, 2010 and 2009, respectively, and 522 and 4,135 shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of June 30, 2010 could dilute net income per share in the future.

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

2. Inventory

Inventory consisted of the following:

	June 30, 2010	December 31, 2009
Work-in-process	$7,047	$6,495
Finished goods	6,232	3,789

	$13,279	$10,284

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Computer hardware	$1,993	$2,139
Computer software	5,324	4,724
Equipment and furniture	7,994	6,373
Leasehold improvements	2,988	1,988

	18,299	15,224
Less accumulated depreciation and amortization	(11,506)	(10,568)

	$6,793	$4,656

4. Stock Repurchase Program

Under the Company’s previously announced stock repurchase program, the Company repurchased 111 shares for $2,619 at an average cost of $23.54 per share including commissions during the three months ended June 30, 2010. On May 20, 2010, the Company’s Board of Directors approved an increase of $10 million to the previously authorized share repurchase plan.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the six months ended June 30, 2010 have been reported as treasury stock.

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

The Company currently has only cash and cash equivalents and short-term investments held and used in the ordinary course of business that must be measured under the fair value standard. The Company does not have other non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. The Company does not currently have any Level 2 or Level 3 investments and has historically never had any Level 3 investments. Level 1, Level 2 and Level 3 are described as follows:

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at June 30, 2010 and December 31, 2009.

The Company measures certain financial assets at fair value on a recurring basis. The fair value of those financial assets was determined using the following inputs:

	June 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$75,438	$75,438	$—	$—
U.S. treasury securities	12,697	12,697	—	—

Total	$88,135	$88,135	$—	$—

	December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$65,729	$65,729	$—	$—
US treasury securities	4,549	4,549	—	—

Total	$70,278	$70,278	$—	$—

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

Our net revenue was $104.2 million, $104.9 million and $76.5 million in 2008, 2009, and the six months ending June 30, 2010, respectively. We generated net income of $14.3 million, $10.9 million and $16.7 million in 2008, 2009, and the six months ending June 30, 2010, respectively. As of June 30, 2010, we had retained earnings of $10.8 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2010, we estimate that 72% of our net revenue was derived from sales in the server and storage market, 12% from the consumer and portable market, 9% from the networking and communications market; and 7% from the desktop and workstation market. We believe that the most significant portion of our revenues for the second half of 2010 and 2011 will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the second quarter of 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for 45% of our net revenue. In the second quarter of 2009, four customers each accounted for over 10% of our net revenue, and collectively accounted for 81% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 10% and 20% in the second quarter of 2010 compared to between 15% and 25% of our revenue in the first quarter of 2010 and the second quarter of 2009. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period and have fulfilled our customers’ requirements or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. During the second quarter of 2010, sales to international distributors represented 24% of net revenue, compared to 35% in the first quarter of 2010 and 51% in the second quarter of 2009. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has declined over time as we have expanded our internal service capabilities.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $13.3 million at the end of the second quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.5 in the second quarter of 2010 compared to 5.0 turns in the first quarter of 2010 and increased from 3.9 turns in the second quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. Our litigation expenses were approximately $1.5 million in the second quarter of 2010 and $3.0 million for the six months ended June 30, 2010.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2010 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 3, 2010.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	37	41	38	43

Gross margin	63	59	62	57

Operating expenses:
Research and development	22	28	21	30
Selling, general and administrative	15	20	15	21
Litigation	4	6	4	5

Total operating expenses	41	54	40	56

Income from operations	22	5	22	1
Interest and other income, net	—	—	—	—

Income before income taxes	22	5	22	1
Income tax (benefit) expense	—	—	—	—

Net Income	22%	5%	22%	1%

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Net Revenue. Net revenue was $40.2 million in the three months ended June 30, 2010 and $22.8 million in the three months ended June 30, 2009, an increase of 77%. The increase in net revenue was primarily due to increases of $13.4 million, $1.8 million, $1.2 million and $1.0 million in the server and storage market, consumer and portable market, desktop and workstation market and networking and communications market, respectively.

Cost of Revenue and Gross Margin. Cost of revenue was $14.9 million for the three months ended June 30, 2010 and $9.4 million for the three months ended June 30, 2009, an increase of 58%. Gross margin was $25.4 million for the three months ended June 30, 2010 and $13.4 million for the three months ended June 30, 2009, an increase of 90%. Gross margin as a percentage of net revenue was 63% for the three months ended June 30, 2010 compared to 59% for the three months ended June 30, 2009. The increase in the gross margin as a percentage of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to improvements in ongoing cost reduction activities and product yields.

Research and Development. Research and development expenses were $8.8 million for the three months ended June 30, 2010 and $6.3 million for the three months ended June 30, 2009, an increase of 39%. The increase was primarily due to the increase in wages, performance-based bonus accruals and related expenses of $1.2 million and product development expenses of $0.5 million.

Selling, General and Administrative. Selling, general and administrative expenses were $6.0 million for the three months ended June 30, 2010 and $4.6 million for the three months ended June 30, 2009, an increase of 31%. The increase was primarily due to the increase in wages, performance-based bonus accruals and related expenses of $0.8 million.

Litigation. Litigation expenses were approximately $1.5 million for the three months ended June 30, 2010 and $1.3 million for the three months ended June 30, 2009, an increase of 20%. The increase was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax benefit was $5 thousand for the three months ended June 30, 2010 and the income tax provision was $128 thousand for the three months ended June 30, 2009.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Net Revenue. Net revenue was $76.5 million in the six months ended June 30, 2010 and $41.1 million in the six months ended June 30, 2009, an increase of 86%. The increase in net revenue was primarily due to increases of $28.0 million, $5.1 million, and $2.4 million in the server and storage, consumer and portable, and networking and communications markets, respectively, partially offset by a decrease of $0.1 million in the desktop and workstation market.

Cost of Revenue and Gross Margin. Cost of revenue was $28.9 million for the six months ended June 30, 2010 and $17.5 million for the six months ended June 30, 2009, an increase of 65%. Gross margin was $47.7 million for the six months ended June 30, 2010 and $23.5 million for the six months ended June 30, 2009, an increase of 102%. Gross margin as a percentage of net revenue was 62% for the six months ended June 30, 2010 and 57% for the six months ended June 30, 2009. The increase in the gross margin percentage as a percentage of revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to improvements in ongoing cost reduction activities and product yields.

Research and Development. Research and development expenses were $16.1 million for the six months ended June 30, 2010 and $12.3 million for the six months ended June 30, 2009, an increase of 31%. The increase was primarily due to the increase in wages, performance-based bonus accruals and related expenses of $2.3 million.

Selling, General and Administrative. Selling, general and administrative expenses were $11.7 million for the six months ended June 30, 2010 and $8.7 million for the six months ended June 30, 2009, an increase of 34%. The increase was primarily due to the increase in wages, performance-based bonus accruals and related expenses of $2.0 million.

Litigation. Litigation expenses were approximately $3.0 million for the six months ended June 30, 2010 and $1.9 million for the six months ended June 30, 2009, an increase of 60%. The increase was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $106 thousand and $144 thousand for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $110.9 million, including cash, cash equivalents and short-term investments of $91.8 million, compared to working capital of $88.3 million, including cash, cash equivalents and short-term investments of $73.8 million, as of December 31, 2009. Our cash, cash equivalents and short-term investments increased by $18.0 million in the six months ended June 30, 2010. We currently have no debt and believe that our current cash, cash equivalents, and short term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $16.2 million for the six months ended June 30, 2010, compared to net cash provided of $8.3 million for the six months ended June 30, 2009. Cash provided from operating activities for the six months ended June 30, 2010 was primarily due to net income of $16.7 million and an increase in accounts payable of $2.2 million which was primarily due to increased production levels. The above increases in cash were partially offset by increases in accounts receivable and inventory of $3.4 million and $2.9 million, respectively. The increase in accounts receivable was due to increased revenues and the increase in inventory was primarily due to increased production levels. The primary sources of cash from operations for the six months ended June 30, 2009 were due to decreases in accounts receivable and inventory of $2.4 million and $4.0 million, respectively. The decrease in accounts receivable was primarily due to the decreased revenue and the decrease in inventory was mainly due to lower production levels. Partially offsetting the above increases in cash was a decrease in accounts payable of $1.8 million.

Our investing activities used net cash of $11.7 million in the six months ended June 30, 2010, compared to net cash provided of $3.6 million in the six months ended June 30, 2009. The primary use of cash for the six months ended June 30, 2010 was the purchase of short-term investments of $14.7 million and purchases of property, equipment and other assets of $4.5 million, partially offset by the maturity of short-term investments of $7.6 million. The increase in other assets was due primarily to the purchase of prepaid software licenses. The primary source of cash for the six months ended June 30, 2009 was from the maturity of short-term investments of $8.3 million, partially offset by purchases of short-term investments and property and equipment of $4.0 million and $0.6 million, respectively.

Our financing activities provided net cash of $6.4 million for the six months ended June 30, 2010, compared to net cash used of $4.0 million for the six months ended June 30, 2009. The source of cash for the six months ended June 30, 2010 was from the sales of securities under the stock option and employee stock purchase plan of $9.0 million, partially offset by $2.6 million to repurchase shares of our common stock. The primary use of cash for the six months ended June 30, 2009 was for common stock repurchases of $5.1 million, partially offset by proceeds of $1.1 million from the exercise of employee stock options.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2010 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,837	$1,295	$2,072	$1,470	$—
Purchase obligations	3,030	2,676	354	—	—

	$7,867	$3,971	$2,426	$1,470	$—

Operating Lease obligations consist of the estimated obligations under the Company’s real property or facility leases. Purchase obligations are comprised of the estimated obligation for non-cancelable in-process silicon wafers and estimated obligation under the Company’s software maintenance contract. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with the contractual payment terms, which typically require payment within three months.

The amounts in the table above exclude $1.2 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended June 30, 2010 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2010, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 3, 2010.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in subsequent public filings, in November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents. A hearing on infringement and validity issues as to the Company’s integrated power stage patents (U.S. Patent Nos. 6,278,264 and 6,462,522) is scheduled to begin on January 31, 2011.

On April 28, 2010, the parties entered into a Stipulation of Partial Judgment of Non-Infringement of U.S. Patent No. 6,713,823 (the “Stipulation”), whereby the parties agreed that Defendants’ PX4640 and PX 4650 products do not infringe claims 24, 25, 26, 28, 29, 30, 31, 32, 34, 35, 37, and 38 of the ‘823 Patent. In issuing its order to approve the Stipulation, the court also held that all counterclaims by the Defendants with regard to invalidity and enforceability of the `823 Patent and Defendants’ antitrust counterclaims related to the `823 Patent shall be dismissed without prejudice.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, in January 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2010.

Although we strongly believe in the strength of our positions, we are unable to assess the possible outcome of these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses.

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

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, and as of June 30, 2010, we had retained earnings of $10.8 million. While we have experienced revenue growth over the past several years, the rate of revenue growth has fluctuated significantly over such periods. Between 2008 and 2009, our annual net revenue increased 1% from $104.2 million to $104.9 million, and between 2007 and 2008, our annual net revenue increased 39% from $74.7 million to $104.2 million. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*

In 2009 and the first half of 2010, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In the second quarter of 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 45% of our net revenue, and in the second quarter of 2009, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 81% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

Our inventory levels were $13.3 million at the end of the second quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.5 in the second quarter of 2010 compared to 5.0 turns in the first quarter of 2010, and increased from 3.9 turns in the second quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which may change over time. Sales to these distributors account for a substantial portion of our net revenue. Our sales to distributors accounted for 24% of our net revenue in the second quarter of 2010 compared to 51% in the second quarter of 2009. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the three months ended June 30, 2010, our litigation related expenses were approximately $1.5 million. Although we strongly believe in the strength of our positions, we are unable to assess the possible outcome of these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of June 30, 2010, we had 59 issued patents and 47 patent applications pending in the United States, and 13 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to March 2028. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the second quarter of 2010, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2009 and during the three months ended June 30, 2010 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2010 to April 30, 2010	—	—	—	$2,619,215
May 1, 2010 to May 31, 2010	111,278	$23.54	111,278	$10,000,018
June 1, 2010 to June 30, 2010	—	—	—	$10,000,018

Total	111,278	$23.54	111,278

[1]

Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $30 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, increased such program by $5 million as publicly announced on October 28, 2008, increased such program by an additional $5 million as publicly announced on April 24, 2009. On May 20, 2010, the board of directors approved an additional $10 million under this repurchase plan. There is no expiration date associated with our share repurchase program.

[2]	Includes $0.005 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1+	Equity Acceleration Policy for Non-Employee Directors

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2010	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1+	Equity Acceleration Policy for Non-Employee Directors

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.