Form 10-Q
period 2010-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2010-11-03
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, the registrant had 26,873,371 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$84,132	$69,227
Short-term investments	12,796	4,549
Accounts receivable, net of allowances of $2,289 and $1,796, respectively	21,599	15,534
Inventory	12,750	10,284
Prepaid expenses and other current assets	2,388	1,829

Total current assets	133,665	101,423

Property and equipment, net	7,274	4,656
Other assets	1,883	363

Total assets	$142,822	$106,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,546	$3,591
Accrued liabilities	11,543	9,506

Total current liabilities	16,089	13,097
Lease incentive	576	445
Other long-term liabilities	1,288	1,097

Total liabilities	17,953	14,639
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 26,814 and 25,421 shares issued, respectively 24,402 and 23,329 shares outstanding, respectively	27	26
Additional paid-in capital	129,781	115,035
Retained earnings (accumulated deficit)	19,155	(5,878)
Treasury stock at cost, 2,412 and 2,092 shares, respectively	(24,094)	(17,380)

Total stockholders’ equity	124,869	91,803

Total liabilities and stockholders’ equity	$142,822	$106,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	$41,556	$29,687	$118,091	$70,751
Cost of revenue	16,053	12,097	44,923	29,616

Gross margin	25,503	17,590	73,168	41,135

Operating expenses:
Research and development	9,116	6,816	25,265	19,113
Selling, general and administrative	6,489	5,402	18,161	14,103
Litigation	1,483	1,688	4,527	3,594

Total operating expenses	17,088	13,906	47,953	36,810

Income from operations	8,415	3,684	25,215	4,325
Non-operating income (expense), net	79	(27)	51	31

Income before income taxes	8,494	3,657	25,266	4,356
Income tax expense	127	230	233	374

Net income	$8,367	$3,427	$25,033	$3,982

Net income per share:
Basic	$0.34	$0.15	$1.04	$0.17

Diluted	$0.32	$0.14	$0.97	$0.16

Weighted average shares outstanding:
Basic	24,469	22,973	24,163	22,868

Diluted	25,980	24,770	25,915	24,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,033	$3,982
Adjustments to reconcile net income to net cash used by operating activities:
Stock-based compensation	4,712	3,911
Depreciation and amortization	1,511	1,346
Accretion of discount in short-term investments	(5)	(41)
Allowance (release) for doubtful accounts	94	(190)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,159)	(1,890)
Inventory	(2,463)	5,198
Prepaid expenses, other current, and other assets	(437)	850
Accounts payable	912	677
Accrued liabilities	2,217	2,196

Net cash provided by operating activities	25,415	16,039

Cash flows from investing activities:
Purchases of property, equipment and other assets	(5,586)	(975)
Purchases of short-term investments	(21,492)	(15,043)
Proceeds from maturity of short-term investments	13,250	15,000

Net cash used in investing activities	(13,828)	(1,018)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,032	4,773
Purchase of treasury stock	(6,714)	(5,095)

Net cash provided by (used in) financing activities	3,318	(322)

Net increase in cash and cash equivalents	14,905	14,699
Cash and cash equivalents, beginning of period	69,227	46,893

Cash and cash equivalents, end of period	$84,132	$61,592

Supplemental disclosure of cash flows:
Cash refunds of income taxes, net	$86	$258

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements as of and for the year then ended.

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

	As of September 30,	As of December 31,
	2010	2009
Amortized cost	$12,796	$4,549
Unrealized losses	(1)	—

Fair value	$12,795	$4,549

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

Significant customers are those customers directly accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customer	2010	2009	2010	2009	2010	2009
A	27%	41%	31%	37%	29%	53%
B	15%	*	12%	*	19%	*
C	11%	*	*	14%	11%	*
D	*	17%	*	*	*	*
E	*	12%	*	17%	*	10%

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
China	54%	43%	50%	44%
Singapore	33	48	38	46
Japan	4	2	3	2
Germany	3	2	2	2
Taiwan	3	3	3	4
United States	2	2	2	2
Other	1	—	2	—

	100%	100%	100%	100%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation expense:
Cost of revenue	$123	$131	$436	$299
Research and development	1,008	669	2,419	1,929
Sales, general and administrative	675	584	1,857	1,683

Total stock-based compensation expense	1,806	1,384	4,712	3,911
Tax effect of stock-based compensation	—	—	—	—

Effect on net income	$1,806	$1,384	$4,712	$3,911

Effect on basic net income per share	$0.07	$0.06	$0.20	$0.17

Effect on diluted net income per share	$0.07	$0.06	$0.18	$0.16

The Company has not recognized any tax benefit related to stock-based compensation expense as a result of the full valuation allowance of its net domestic deferred tax assets.

Provision for Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits were $5,691 and $5,120, respectively, of which $4,832 and $4,394 would affect the effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$8,367	$3,427	$25,033	$3,982

Denominator:
Weighted average shares outstanding, basic	24,469	22,973	24,163	22,868

Effect of dilutive securities:
Stock options and restricted stock units	1,511	1,797	1,752	1,317

Weighted average shares outstanding, diluted	25,980	24,770	25,915	24,185

Basic net income per share	$0.34	$0.15	$1.04	$0.17

Diluted net income per share	$0.32	$0.14	$0.97	$0.16

Stock options and restricted stock units outstanding in the amount of 941 and 1,621 shares for the three months ended September 30, 2010 and 2009, respectively, and 800 and 3,276 shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of September 30, 2010 could dilute net income per share in the future.

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

2. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2010	2009
Work-in-process	$6,493	$6,495
Finished goods	6,257	3,789

	$12,750	$10,284

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
Computer hardware	$2,009	$2,139
Computer software	5,338	4,724
Equipment and furniture	8,874	6,373
Leasehold improvements	3,133	1,988

	19,354	15,224
Less accumulated depreciation and amortization	(12,080)	(10,568)

	$7,274	$4,656

4. Stock Repurchase Program

Under the Company’s previously announced stock repurchase program, the Company repurchased 209 shares for $4,095 at an average cost of $19.64 per share including commissions during the three months ended September 30, 2010. The Company repurchased 320 shares for $6,714 at an average cost of $21.00 per share including commissions during the nine months ended September 30, 2010. On May 20, 2010, the Company’s Board of Directors approved an increase of $10 million to the previously authorized share repurchase plan.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the nine months ended September 30, 2010 have been reported as treasury stock.

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

Based on the nature of cash and cash equivalents and the underlying securities, there have been an immaterial amount of realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at September 30, 2010 and December 31, 2009.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	September 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$76,805	$76,805	$—	$—
U.S. treasury securities	12,797	12,797		—

Total	$89,602	$89,602	$—	$—

	December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$65,729	$65,729	$—	$—
US treasury securities	4,549	4,549	—	—

Total	$70,278	$70,278	$—	$—

6. Subsequent Event

On October 22, 2010, the Company’s Board of Directors approved an increase of $15 million to the Company’s share repurchase plan. This additional $15 million to be repurchased may be effected from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases shall be made in compliance with applicable rules and regulations and may be made under a plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Our net revenue was $104.2 million, $104.9 million and $118.1 million in 2008, 2009 and the nine months ending September 30, 2010, respectively. We generated net income of $14.3 million, $10.9 million and $25.0 million in 2008, 2009 and the nine months ending September 30, 2010, respectively. As of September 30, 2010 we had retained earnings of $19.2 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major market segments: servers and storage; desktop and workstation; networking and communications; and consumer and portable. The electronics manufacturing industry is complex and disaggregated, and electronic system designers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the third quarter of 2010, we estimate that 65% of our net revenue was derived from sales in the server and storage market, 10% from the desktop and workstation market, 15% from the consumer and portable market; and 10% from the networking and communications market. We believe that a significant portion of our revenues for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the foreseeable future. In the third quarter of 2010, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 53% of our net revenue. In the third quarter of 2009, three customers each accounted for 10% or more of our net revenue, and collectively accounted for 70% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 10% to 20% of our revenue in the third quarter of 2010, compared to 10% and 20% in the second quarter of 2010 and 15% and 25% in the third quarter of 2009. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period and have fulfilled our customers’ requirements or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. During the third quarter of 2010, sales to international distributors represented 24% of net revenue, compared to 24% in the second quarter of 2010 and 29% in the third quarter of 2009. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has declined over time as we have expanded our internal service capabilities.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $12.8 million at the end of the third quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.0 turns in the third quarter of 2010 compared to 4.5 turns in the second quarter of 2010 and decreased from 5.7 turns in third quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. Our litigation expenses were approximately $1.5 million in the third quarter of 2010 and $4.5 million for the nine months ended September 30, 2010 compared to $3.6 million in the nine months ended September 30, 2009.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2010 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 3, 2010.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	39	41	38	42

Gross margin	61	59	62	58

Operating expenses:
Research and development	22	23	22	27
Selling, general and administrative	15	18	15	20
Litigation	4	6	4	5

Total operating expenses	41	47	41	52

Income from operations	20	12	21	6
Non-operating income (expense), net	—	—	—	—

Income before income taxes	20	12	21	6
Income tax expense	—	1	—	—

Net Income	20%	11%	21%	6%

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Net Revenue. Net revenue was $41.6 million in the three months ended September 30, 2010 and $29.7 million in the three months ended September 30, 2009, an increase of 40%. The increase in net revenue was primarily due to increases of $8.7 million, $3.3 million, and $1.6 million in the server and storage, consumer and portable, and network and communications markets, respectively, partially offset by a decrease of $1.6 million in the desktop and workstation market.

Cost of Revenue and Gross Margin. Cost of revenue was $16.1 million for the three months ended September 30, 2010 and $12.1 million for the three months ended September 30, 2009, an increase of 33%. Gross margin was $25.5 million for the three months ended September 30, 2010 and $17.6 million for the three months ended September 30, 2009, an increase of 45%. Gross margin as a percentage of net revenue was 61% for the three months ended September 30, 2010 and 59% for the three months ended September 30, 2009. The increase in gross margin as a percentage of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to improvements in ongoing cost reduction activities and product yields.

Research and Development. Research and development expenses were $9.1 million for the three months ended September 30, 2010 and $6.8 million for the three months ended September 30, 2009, an increase of 34%. The increase was primarily due to the increase in wages mainly related to the increase in head count and annual merit raises, profit-dependent accruals and related expenses of $1.2 million, intellectual property expense of $0.3 million and stock-based compensation of $0.3 million.

Selling, General and Administrative. Selling, general and administrative expenses were $6.5 million for the three months ended September 30, 2010 and $5.4 million for the three months ended September 30, 2009, an increase of 20%. The increase was primarily due to the increase in wages mainly related to the increase in head count and annual merit raises, profit-dependent accruals and other related expenses of $0.7 million.

Litigation. Litigation expenses were approximately $1.5 million for the three months ended September 30, 2010 and $1.7 million for the three months ended September 30, 2009, a decrease of 12%. The decrease was primarily due to the decrease in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $127 thousand and $230 thousand for the three months ended September 30, 2010 and 2009, respectively.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Net Revenue. Net revenue was $118.1 million in the nine months ended September 30, 2010 and $70.8 million in the nine months ended September 30, 2009, an increase of 67%. The increase in net revenue was primarily due to increases of $38.1 million, $7.6 million, and $4.0 million in the server and storage, consumer and portable, and networking and communications markets, respectively, partially offset by a decrease of $2.3 million in the desktop and workstation market.

Cost of Revenue and Gross Margin. Cost of revenue was $44.9 million for the nine months ended September 30, 2010 and $29.6 million for the nine months ended September 30, 2009, an increase of 52%. Gross margin was $73.2 million for the nine months ended September 30, 2010 and $41.1 million for the nine months ended September 30, 2009, an increase of 78%. Gross margin as a percent of net revenue was 62% for the nine months ended September 30, 2010 and 58% for the nine months ended September 30, 2009. The increase in the gross margin percentage of revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to improvements in ongoing cost reduction activities and product yields.

Research and Development. Research and development expenses were $25.3 million for the nine months ended September 30, 2010 and $19.1 million for the nine months ended September 30, 2009, an increase of 32%. The increase was primarily due to the increase in wages mainly related to the increase in head count and annual merit raises, profit-dependent accruals and related expenses of $3.4 million, intellectual property expense of $0.8 million and stock-based compensation of $0.5 million.

Selling, General and Administrative. Selling, general and administrative expenses were $18.2 million for the nine months ended September 30, 2010 and $14.1 million for the nine months ended September 30, 2009, an increase of 29%. The increase was primarily due to the increase in wages mainly related to the increase in head count and annual merit raises, profit-dependent accruals and other related expenses of $2.7 million.

Litigation. Litigation expenses were approximately $4.5 million for the nine months ended September 30, 2010 and $3.6 million for the nine months ended September 30, 2009, an increase of 26%. The increase was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $233 thousand and $374 thousand for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $117.6 million, including cash, cash equivalents and short-term investments of $96.9 million, compared to working capital of $88.3 million, including cash, cash equivalents and short-term investments of $73.8 million, as of December 31, 2009. Our cash, cash equivalents and short-term investments increased by $23.2 million in the nine months ended September 30, 2010. We currently have no debt and believe that our current cash, cash equivalents and investments, as well as cash flows from operations, will be sufficient to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $25.4 million for the nine months ended September 30, 2010 compared to net cash provided of $16.0 million for the nine months ended September 30, 2009. The increase in cash provided from operating activities was primarily due to net income of $25.0 million and an increase in accrued liabilities of $2.2 million. The increase in accrued liabilities is primarily due to profit-dependent accruals of $1.6 million. The above increases in cash were partially offset by increases in accounts receivable and inventory of $6.2 million and $2.5 million, respectively. The increase in accounts receivable was due to an increased revenues and the increase in inventory was primarily due to increased production levels. The primary sources of cash from operations for the nine months ended September 30, 2009 were primarily due to net income of $4.0 million, a decrease in inventory of $5.2 million and an increase in accrued liabilities of $2.2 million. The decrease in inventory was mainly due to increased sales during the third quarter of 2009. The increase in accrued liabilities is primarily due to legal accruals of $1.5 million. Partially offsetting the above increases in cash was an increase in accounts receivable of $1.9 million due to an increase in revenue.

Our investing activities used net cash of $13.8 million for the nine months ended September 30, 2010, compared to net cash used of $1.0 million for the nine months ended September 30, 2009. The primary use of cash for the nine months ended September 30, 2010 was in purchases of short-term investments and property, equipment and other assets of $21.5 million and $5.6 million, respectively, partially offset by the maturity of short-term investments of $13.3 million. The primary use of cash for the nine months ended September 30, 2009 was in the purchase of short-term investments of $15.0 million and purchase of property and equipment of $1.0 million, partially offset by the maturity of short-term investments of $15.0 million.

Our financing activities provided net cash of $3.3 million for the nine months ended September 30, 2010, compared to net cash used of $0.3 million for the nine months ended September 30, 2009. The source of cash for the nine months ended September 30, 2010 was from the sales of securities under the stock option and employee stock purchase plan of $10.0 million, partially offset by $6.7 million to repurchase shares of our common stock. The primary use of cash for the nine months ended September 30, 2009 was for common stock repurchases of $5.1 million, partially offset by proceeds of $4.8 million from the exercise of employee stock options.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,947	$1,428	$2,267	$1,252	$—
Purchase obligations	4,218	3,914	304	—	—

	$9,165	$5,342	$2,571	$1,252	$—

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

The amounts in the table above exclude $1.3 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the nine months ended September 30, 2010 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2010, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 3, 2010.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we strongly believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses.

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

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, and as of September 30, 2010, we had retained earnings of $19.2 million. While we have experienced revenue growth over the past several years, the rate of revenue growth has fluctuated significantly over such periods. Between 2008 and 2009, our annual net revenue increased 1% from $104.2 million to $104.9 million, and between 2007 and 2008, our annual net revenue increased 39% from $74.7 million to $104.2 million. We expect our quarterly and annual revenue to continue to fluctuate between periods. Our net revenue may decline over a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or expand into new markets, our business would be harmed.*

In 2009 and the first three quarters of 2010, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In the third quarter of 2010, three customers each accounted for 10% or more of our net revenue, and collectively accounted for at least 53% of our net revenue, and in 2009, three customers each accounted for 10% or more of our net revenue, and collectively accounted for approximately 70% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the revenue from third parties who do business with such customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

Our inventory levels were $12.8 million at the end of the third quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 5.0 in the third quarter of 2010 compared to 4.5 turns in the second quarter of 2010, and decreased from 5.7 turns in the third quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which may change over time. Sales to these distributors account for a substantial portion of our net revenue. Our sales to distributors accounted for 24% of our net revenue in the third quarter of 2010 compared to 29% in the third quarter of 2009. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the three months ended September 30, 2010, our litigation related expenses were approximately $1.5 million. Although we strongly believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of September 30, 2010, we had 61 issued patents and 49 patent applications pending in the United States, and 20 foreign patent applications pending. These issued patents have expiration dates ranging from December 2017 to March 2028. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the third quarter of 2010, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2009 and during the three months ended September 30, 2010 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2010 to July 31, 2010	—	—	—	$10,000,018
August 1, 2010 to August 31, 2010	148,310	$19.54	148,310	$7,101,952
September 1, 2010 to September 30, 2010	60,200	$19.88	60,200	$5,904,974

Total	208,510	$19.64	208,510

[1]

Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $45 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, increased such program by $5 million as publicly announced on October 28, 2008, increased such program by an additional $5 million as publicly announced on April 24, 2009, increased such program by an additional $10 million as publicly announced on May 20, 2010. On October 22, 2010, the board of directors approved an additional $15 million under this repurchase plan. There is no expiration date associated with our share repurchase program.

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

Dated: November 3, 2010	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
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