Form 10-K
period 2010-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2011-03-08
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $426,862,945 based on a closing price of $23.06 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2011, there were 24,389,004 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, and consumer markets. Our products are integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors, and scalable voltage regulator semiconductor chipsets that transform, regulate, deliver, and monitor the power consumed by digital semiconductors. Through our proprietary power system architecture and mixed-signal design techniques, we have integrated power, analog, and digital circuits onto a single complementary metal oxide silicon, or CMOS, semiconductor, thereby eliminating the need for a large number of discrete components required by conventional power management solutions.

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

The market for analog and mixed-signal semiconductors differs from the digital semiconductor market in several significant respects. Digital semiconductors provide processing functions in electronic systems and are therefore often optimized for a particular application or market. Analog and mixed-signal semiconductors are often used in a wider variety of applications and markets where different users have unique requirements regarding performance specifications such as size, speed, accuracy, and efficiency. As a result, the analog and mixed-signal semiconductor market is highly fragmented, providing smaller companies an opportunity to compete successfully against larger suppliers in many market segments. Analog and mixed-signal semiconductors also generally have longer product life cycles than digital semiconductors. The market for digital semiconductors is usually characterized by rapid design cycles and shorter product life cycles. In addition, while digital semiconductors typically gain the performance benefit of leading-edge manufacturing process technologies, analog and mixed-signal semiconductor companies typically benefit from lower capital requirements through the use of more mature manufacturing process technologies that provide higher yields and generally more favorable manufacturing costs. Analog and mixed-signal semiconductor design has traditionally been more dependent on individual design engineers with specialized training and experience to design complex and proprietary analog and mixed-signal semiconductors to give a company and its products a competitive advantage.

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

Power Management Semiconductor Market

Every digital semiconductor requires power to operate. This power is delivered by one or more analog semiconductors known as power management semiconductors. These power management semiconductors transform, regulate, and monitor power throughout electronic systems. Advances in digital semiconductors require power management solutions with greater speed, accuracy, and efficiency. In addition, the demand for smaller electronic devices is driving the need for power management solutions that deliver increased performance but are smaller in size. At the same time, the increased complexity of electronic systems is causing electronic system producers to adopt a distributed system power architecture that requires a larger number of power management semiconductors to meet the varied power requirements throughout the system. We believe these trends exist across multiple electronic equipment markets and are driving demand for greater quantities of more sophisticated power management solutions, and we believe our products have the features and technological advantages to meet and address this demand.

As Moore’s Law suggests, the size of each transistor is decreasing as the number of transistors per semiconductor continues to increase. Smaller transistors require lower operating voltages that must be delivered with greater accuracy. At the same time, semiconductors are operating at faster speeds to achieve higher performance levels. More transistors and higher speeds generally require higher current and a more dynamic power supply. This means new power management solutions must be capable of supporting lower voltages with improved accuracy, higher currents, and faster dynamic response.

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

While we believe that we compete favorably in the markets we serve, we face a variety of challenges as our competitors attempt to maintain or gain market share. New technologies may be developed to compete with our products, or our competitors may try to take advantage of the fact that they may have greater name recognition or greater resources than we do. In order to continue to grow our business, we must continue to develop new and innovative product offerings, provide high quality and reliable products, attract and retain qualified engineers, provide superior customer support and be able to manage our operations in an efficient and cost effective manner.

Our Strategy

We are a leading provider of high-performance, highly-integrated analog and mixed-signal power management solutions in the computing, storage, networking, and consumer markets and look to strengthen our market position by pursuing the following strategies:

•

Extend Our Technology.    We will continue to develop leading-edge power management technology by enhancing our proprietary power system architecture and advancing our analog and mixed-signal and system-level design capabilities;

•

Expand Our Presence in Our Existing Markets and Enter into New Markets.    We will continue providing power management solutions in our current markets and in new markets where power management is critical;

•	Focus on Strategic Customers. We focus on developing relationships with strategic customers that are leaders in their respective markets;

•

Build Relationships with Leading Developers of Advanced Digital Semiconductors.    We will continue building relationships with leading developers of advanced digital semiconductors that are driving demand for new power management solutions; and

•

Expand Our Engineering Team.    We will continue to attract and retain qualified engineers with experience in the design of analog and mixed-signal semiconductors and expertise in power system and applications engineering.

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

We offer integrated voltage regulator semiconductors, which include our VT200 and VT300 products, integrated power protection and distribution semiconductors, which include our VT500 products, and scalable voltage regulator semiconductor chipsets, which include our VT1000 and VT1300 products. We continually develop new products and new generations and versions of our existing products to improve product performance and features while reducing system cost and size.

The demand for our products depends on many factors, such as our ability to introduce new products in a timely manner, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or demand for the electronic systems into which our products are incorporated, or macroeconomic factors, such as downturns in the economy or the semiconductor industry in general.

Customers, Sales and Marketing

The electronics manufacturing industry is complex and disaggregated, with many electronic system producers utilizing distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, directly through our internal sales force and indirectly through distributors and outsourced suppliers.

Although our key customer base has grown and we expect it to continue to broaden, our sales are concentrated with a relatively small group of customers. In 2010, IBM and Hon Hai Precision Industry Co., each accounted for over 10% of our net revenue, and collectively accounted for 43% of our net revenue. In 2009, IBM, Promate, and Silicon Application Corp. each accounted for over 10% of our net revenue, and collectively accounted for 65% of our net revenue. In 2008, IBM, Metatech, and Sabre each accounted for over 10% of our net revenue, and collectively accounted for 71% of our net revenue. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

A significant portion of our revenue is derived from international sales. We sell our products to customers in North America directly through our internal sales force, and to international customers both directly through our internal sales force and indirectly through distributors. International sales comprised 98% of our net revenue in 2010, 2009 and 2008. We report our net revenue by geographic areas according to the destination to which our products are shipped, although such geographic area may not be the same geographic area in which such product is ultimately used. A further description of this geographic breakdown is included in Note 2(f) to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” below.

Our products are generally incorporated into a customer’s product early in the design phase. Once our products have been designed to perform a specific power management function in our customer’s system, we typically are the sole source supplier for that function. Our applications engineers provide technical support and assistance to customers in designing, testing, and qualifying systems that incorporate our products. We invest significant time and resources in working with electronic system producers to get our products designed into their systems, but if such investment of time and money is unproductive and electronic system producers do not design our products into their systems, the amounts expended in this investment would be unrecoverable and our business would be materially and adversely affected. In addition, we often incur significant expenditures in the development of a new product line without any assurance that a market for such product will develop or that electronic system producers will select our product for use in their systems. If we incur such expenditures and fail to identify customers or applications for such product, our operating results will be adversely affected.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2010, our principal foundries and assembly and test subcontractors were located in Malaysia, Philippines, Singapore, Taiwan, Thailand and China.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer after receipt of a firm purchase order. In addition, because we sell a substantial portion of our products to distributors and outsourced suppliers and not directly to electronic system producers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Research and development expense was $35.0 million, $26.6 million, and $26.1 million in 2010, 2009, and 2008, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2010, we had 64 issued patents and 48 patent applications pending in the United States, and 23 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to March 2029. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. Competitors may also recruit our employees who currently have or had access to our proprietary technologies. Any efforts that we take or measures that we implement to prevent misappropriation or infringement of our intellectual property may not be successful. As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in subsequent public filings, in November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents. A hearing on infringement and validity issues as to the Company’s integrated power stage patents (U.S. Patent Nos. 6,278,264 and 6,462,522) is scheduled to begin on May 9, 2011. As we also initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in subsequent public filings, in January 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action.

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

Employees

As of December 31, 2010, we had 274 full-time employees. There were 147 employees in research and development, 63 in sales, marketing and field services, 32 in general, administrative and finance and 32 in operations support. We believe we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of February 1, 2011, were as follows:

Name	Age	Position
Jeffrey Staszak	57	President, Chief Executive Officer and Director
Mike Burns	44	Vice President, Chief Financial Officer and Treasurer
William Numann	54	Senior Vice President of New Product Development
Craig Teuscher	43	Senior Vice President of Operations, Manufacturing Engineering and Quality Assurance
Thomas Truman	43	Vice President of Worldwide Sales

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

William Numann has served as our Senior Vice President of New Product Development since January 2011. Mr. Numann joined Volterra as our Vice President of Marketing in November 2000. Prior to joining Volterra, Mr. Numann was Vice President of Standard Products of Supertex, Inc., a semiconductor company, from October 1997 to October 2000. From June 1985 to September 1997, Mr. Numann served as Product Marketing and Applications Director at Siliconix, Inc., a semiconductor company. Mr. Numann holds a B.S.E.E. and an M.B.A. from Rensselaer Polytechnic Institute.

Craig Teuscher co-founded Volterra and has served as our Senior Vice President of Operations, Manufacturing Engineering and Quality Assurance since January 2011. Dr. Teuscher previously served as our Vice President of World Wide Sales and Applications Engineering since January 2009, as our Vice President of Sales and Applications Engineering since January 2003 and as our Director of Applications Engineering from July 1998 to January 2003. From September 1996 to May 2005, Dr. Teuscher also served as a member of our board of directors. From July 1998 to January 2003, Dr. Teuscher served as our Director of Applications Engineering. Dr. Teuscher holds a B.S.E.E. from Princeton University and an M.S.E.E. and Ph.D. in electrical engineering from the University of California at Berkeley.

Thomas Truman has served as our Vice President of World Wide Sales since January 2011. Dr. Truman joined Volterra in 2004 and has served in various capacities in our Sales and Business Development organizations, including most recently as our Vice President of North American and European Sales since January 2009. Prior to joining Volterra, Dr. Truman worked in marketing and product management roles at Agere Systems and Internet Photonics, and was a Distinguished Member of Technical Staff at Bell Laboratories. Dr. Truman received a B.S. and M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley, and a Ph.D. in Electrical Engineering and Computer Science, with a minor in Management of Technology from the University of California at Berkley.

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

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003. While we have historically experienced year over year revenue growth, the rate of revenue growth has fluctuated significantly over such periods. Between 2009 and 2010, our annual net revenue increased 46% from $104.9 million to $153.6 million, and between 2008 and 2009, our annual net revenue increased 1% from $104.2 million to $104.9 million. We expect our quarterly and annual revenue to continue to fluctuate. Our net revenue may decline on a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’

products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	the volatile nature of the semiconductor industry;

•	changes in the condition of the world economy;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the timing of introductions of competing products or technologies;

•	litigation involving us or our products;

•	disputes regarding intellectual property rights;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to manufacture our products on a timely and cost-effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all; and

•	our ability to adequately support our future growth.

Due to these and other factors discussed in this report, you should not rely upon the results of any prior quarter or year as an indication of our future operating performance.

Our stock price will fluctuate and may be volatile, which could result in substantial losses for investors and significant costs related to litigation.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, which could result in substantial losses for investors. These factors include, but are not limited to:

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

For example, as reflected in Part II – Market Information and Stockholders, the high and low of our stock price during the fiscal year ended December 31, 2010 fluctuated significantly within each period. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

In 2010, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. The markets in which we sell products are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

In 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 43% of our net revenue, and in 2009, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 65% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, our operating results and competitive position could be harmed.

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend on our ability to successfully develop and market new products that achieve market acceptance on a timely and cost effective basis. Some of the factors affecting our ability to compete successfully include:, but are not limited to:

•	our ability to effectively address new technologies, power architectures, industry standards or consumer preferences;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	our ability to effectively recruit, motivate and retain skilled engineering and research and development staff;

•	successful development of relationships with existing and potential new customers; and

•	successful development of relationships with key developers of advanced digital semiconductors.

Products we have recently developed or which we are currently developing may not achieve market acceptance. Many of these new products and processes require significant expenditures of company resources, and there is no guarantee that these expenditures will contribute to the development of commercially successful products. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, operating results, and competitive position could be adversely affected.

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors, and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the current fiscal year. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry or general economic conditions, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

Because we often manufacture products in advance of receiving purchase orders, or if existing purchase orders are changed or cancelled, we are subject to inventory risks and manufacturing costs that could negatively impact our operating results.

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we sell our products to distributors and outsourced suppliers and not always directly to electronic system producers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

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

Our inventory levels were $15.4 million at December 31, 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 3.7 turns in the fourth quarter of 2010 compared to 5.0 turns in the third quarter of 2010 and 4.9 turns in the fourth quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 27% of our net revenue in 2010 compared to 37% in 2009. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

We need to maintain our relationships with our distributors while expanding additional channels for the marketing and sale of our products. If we fail to manage these relationships, our distributors may decide not to include our products among those that they sell or they may not make marketing and selling our products a priority. In addition, our distributors may sell product lines that are competitive with ours. If we fail to successfully manage our relationships with distributors while we look for additional channels for marketing and selling our products, our business would be harmed.

We are exposed to credit risk and payment delinquencies on our accounts receivable.

A substantial majority of our outstanding accounts receivables is not covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Risks Related to Competition, Intellectual Property, Litigation and Regulation

We face significant competition and many of our competitors have greater resources than we have, and thus we may be unsuccessful in competing against current and future competitors.

The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as new or larger semiconductor manufacturers enter our markets. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but not limited to:

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

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the twelve months ended December 31, 2010, our litigation related expenses were approximately $6.0 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of December 31, 2010, we had 64 issued patents and 48 patent applications pending in the United States, and 23 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to

March 2029. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. If we fail to effectively protect our intellectual property, our business could be harmed.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering, SilTech, JCAP and UTAC, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with such laws, our customers may refuse to purchase our products. Such refusal or delay would have a materially adverse effect on our business, financial condition and results of operations.

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

We rely on third-party subcontractors, such as Amkor Technology, STATS ChipPAC Ltd., Carsem, Advanced Semiconductor Engineering, SilTech, JCAP and UTAC, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed-upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which would damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

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

The nature of the design process requires us to incur expenses prior to earning revenue associated with those expenses, and we will have difficulty selling our products and generating profits if electronic system producers do not design our products into their electronic systems.

We devote significant time and resources in working with electronic system producers to get our products designed into their systems. If the system designer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for electronic system producers. If electronic system producers do not design our products into their systems, our business would be materially adversely affected.

We often incur significant expenditures in the development of a new product without any assurance that electronic system producers will select our product for use in their electronic systems. If we incur such expenditures and fail to be selected, or if we are selected and subsequently excluded from such designs, our operating results will be adversely affected. Furthermore, even if electronic system producers use our products in their electronic systems, we cannot be assured that these systems will be commercially successful or that we will receive any associated revenue.

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

A number of our customers are multinational corporations, with operations located throughout the world. In 2010, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in Asia, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in Asia. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies, their subsidiaries and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. While our policies mandate compliance with the FCPA and these anti-bribery laws, there can be no assurance that our internal controls and procedures will protect us from improper acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2010 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

In recent periods, we have continued to increase the scope of our operations and the size of our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. Our growth in recent years has also caused several key employees and members of management to take on new and greater responsibilities within our organization. If the transition to these new roles and responsibilities is not successful or completed on a timely basis, we may be unable to take full advantage of additional growth opportunities and our business could be adversely affected. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially adversely affected.

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

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 73,111 square feet in Fremont, California, under a lease that expires in 2015. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 9,000 square feet in Singapore under leases that expire in 2012. We also lease properties throughout the United States, Asia and in Europe for use as sales, research and development, business development or applications support offices. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate any foreseeable expansion of our operations in the current fiscal year.

Item 3.	Legal Proceedings

From time to time we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in subsequent public filings, in November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents and claimed relief for damages, enhanced damages for willful infringement and injunctive relief. A hearing on infringement and validity issues as to the Company’s integrated power stage patents (U.S. Patent Nos. 6,278,264 and 6,462,522) is scheduled to begin on May 9, 2011.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, in January 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon and also claimed relief for damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action.

While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses.

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

	High	Low
Year ended December 31, 2010:
Fourth quarter ended December 31	$24.75	$18.74
Third quarter ended September 30	$27.83	$18.86
Second quarter ended June 30	$28.27	$20.69
First quarter ended March 31	$26.19	$17.47

Year ended December 31, 2009:
Fourth quarter ended December 31	$19.89	$13.17
Third quarter ended September 30	$19.46	$13.65
Second quarter ended June 30	$14.26	$8.50
First quarter ended March 31	$9.05	$6.28

The closing price for our common stock as reported by the Nasdaq Global Select Market on January 31, 2011 was $24.85 per share. As of January 31, 2011, there were approximately 372 registered stockholders of record of our common stock.

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index. An investment of $100 (assuming reinvestment of all dividends) is assumed to have been made in our common stock on or in these indexes on December 31, 2005 and its relative performance is tracked through December 31, 2010. The Company has not paid any dividends on its common stock during this period. The stock price information shown on the graph below is not indicative of future price performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our share repurchase activity for the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2010 to October 31, 2010	219,207	$19.49	219,207	$16,633,598
November 1, 2010 to November 30, 2010	23,525	$19.99	23,525	$16,163,271
December 1, 2010 to December 31, 2010	—	—	—	$16,163,271

Total	242,732	$19.53	242,732

(1)	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $45 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, increased such program by $5 million as publicly announced on October 20, 2008, increased such program by an additional $5 million as publicly announced on April 24, 2009, and increased such program by an additional $10 million as publicly announced on May 20, 2010. On October 22, 2010, the board of directors approved an additional $15 million under this repurchase plan. There is no expiration date associated with our share repurchase program.
(2)	Includes $0.02 per share broker commission.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations and consolidated balance sheet data for the years ended December 31, 2010, 2009, and 2008 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except per share data)
Statements of Operations Data:
Net revenue	$153,634	$104,937	$104,155	$74,689	$74,588
Net income	$28,440	$10,940	$14,258	$313	$6,913
Basic net income per share	$1.18	$0.48	$0.60	$0.01	$0.29
Diluted net income per share	$1.10	$0.45	$0.57	$0.01	$0.26
Weighted average shares outstanding, basic	24,195	22,968	23,750	24,332	24,074
Weighted average shares outstanding, diluted	25,878	24,383	25,201	26,302	26,164

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short term investments	$99,827	$73,776	$57,354	$47,414	$51,791
Current assets	$137,348	$101,423	$85,602	$67,681	$79,135
Total assets	$146,207	$106,442	$91,292	$74,095	$83,703
Total stockholders’ equity	$128,409	$91,803	$75,913	$63,358	$71,816

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our net revenue was $153.6, $104.9, and $104.2 million in 2010, 2009, and 2008, respectively. We generated net income of $28.4, $10.9, and $14.3 million in 2010, 2009, and 2008, respectively. As of December 31, 2010, we had retained earnings of $22.6 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into four major markets: servers and storage; desktop and workstation; networking and communications; and consumer and portable. Beginning in the first quarter of 2011, we will simplify the number of markets we use to evaluate net revenue, by combining desktop and workstation into our consumer and portable markets. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In 2010, we estimate that 68% of our net revenue was derived from sales in the server and storage market, 10% from the networking and communications market, 8% from the desktop and workstation market; and 14% from the consumer and portable market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In 2010, IBM and Hon Hai Precision Industry Co., each accounted for more than 10% of our net revenue, and collectively accounted for 43% of our net revenue and 49% of our accounts receivable. In 2009, IBM, Promate and Silicon Application Corp. each accounted for over 10% of our net revenue, and collectively accounted for 65% of our net revenue and 69% of our accounts receivable. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 10% and 20% in the fourth quarter and the third quarter of 2010 compared to between 15% and 25% in the fourth quarter of 2009. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. In 2010, sales to international distributors represented 27% of net revenue, compared to 37% in 2009. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has gradually declined over time as we improved our internal service capabilities.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $15.4 million at the end of the fourth quarter of 2010, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 3.7 in the fourth quarter of 2010 compared to 5.0 turns in third quarter of 2010 and 4.9 turns in the fourth quarter of 2009. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 3. Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. In 2010, our litigation expenses were approximately $6.0 million.

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

Revenue Recognition.    We recognize revenue when four basic criteria are met. They are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or service has been rendered; (3) collectability is reasonably assured, and (4) the fee is fixed or determinable. Determination of criterion (1) is based on a purchase order received from the customer. Determinations of criteria (2) and (3) are based on shipment when title transfers to the customer and management’s judgment regarding the collectability of the amounts billed. Determination of criterion (4) is based on the fixed price charged for products delivered adjusted for any applicable discounts. Should management determine that these criteria are not met for certain transactions, revenue recognized for any reporting period could be adversely impacted.

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

Accounting for Income Taxes.    We account for income taxes using the assets and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts of existing assets and liabilities reported in the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to affect taxable income.

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

Stock-based Compensation.    Stock-based compensation cost is calculated on the date of grant based on the estimated fair value of the award. For grants made prior to January 1, 2006, the compensation cost is recognized on an accelerated basis over the vesting period of each grant. For grants made on or after January 1, 2006, the compensation cost is recognized on a straight-line basis over the vesting period. In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial instruments cannot be objectively verified.

We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options under the Company’s stock option plans and rights granted under the 2004 Employee Stock Purchase Plan (ESPP). The determination of the fair value of share based payment awards utilizing the Black-Scholes option pricing model is affected by our stock price and a number of assumptions including expected term, and volatility. We estimate these key assumptions using historical information and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. Prior to 2009, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also considered the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. After determination of the fair value of the awards, the amount of expense that the Company recognizes is affected by the estimated forfeiture award rate. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

To determine the compensation expense related to restricted stock unit awards under the Company’s 2004 Equity Incentive Plan, such expense is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Net revenue	100%	100%	100%
Cost of revenue	39	40	43

Gross margin	61	60	57
Operating expenses:
Research and development	22	25	25
Selling, general and administrative	16	19	18
Litigation	4	5	—

Total operating expenses	42	49	43

Income from operations	19	11	14
Non-operating income (expense), net	—	—	1

Income before income taxes	19	11	15
Income tax expense	—	—	1

Net income	19%	11%	14%

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Net Revenue.    Net revenue was $153.6 million in 2010 and $104.9 million in 2009, an increase of 46%. Revenues increased approximately $36.2 million, $11.0 million and $3.7 million in the server and storage, consumer and portable, and networking and telecom markets respectively, but these increases were offset by a decrease in revenue of approximately $2.3 million in the desktop and workstation market.

Cost of Revenue and Gross Margin.    Cost of revenue was $59.2 million in 2010 and $42.3 million in 2009, an increase of 40%. Gross margin was $94.4 million in 2010 and $62.7 million in 2009, an increase of 51%. Gross margin as a percent of net revenue was 61% in 2010 and 60% in 2009. The increase in gross margin was largely due to ongoing cost reduction activities.

Research and Development.    Research and development expenses were $35.0 million in 2010 and $26.6 million in 2009, an increase of 32%. The increase in 2010 was primarily due to the increase in wages mainly related to the increase in headcount and annual merit raises, performance based accruals and related expenses of $4.9 million, intellectual property expense of $0.9 million and stock-based compensation of $0.7 million.

Selling, General and Administrative.    Selling, general and administrative expenses were $24.7 million in 2010 and $19.7 million in 2009, an increase of 25%. The increase in 2010 was primarily due to the increase in wages mainly related to the increase in headcount and annual merit raises, performance based accruals and related expenses of $3.5 million and stock-based compensation of $0.3 million.

Litigation.    Litigation expenses were approximately $6.0 million in 2010 and $5.2 million in 2009. The increase in 2010 was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 3. Legal Proceedings.

Provision for Income Tax.    Our annual income tax provision was $0.4 million and $0.2 million in fiscal years 2010 and 2009, respectively. Our effective tax rate for fiscal years 2010 and 2009 were 1% and 2%, respectively. The decrease in the effective tax rate in fiscal year 2010 was primarily due to the increase in income before taxes from international operations which are subject to lower statutory income tax rates.

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

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $121.4 million, including cash, cash equivalents and short-term investments of $99.8 million. Our cash, cash equivalents and short-term investments increased by $26.1 million in 2010. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the fiscal year 2011.

Our operating activities provided net cash of $30.7 million, $18.2 million, and $18.0 million in 2010, 2009, and 2008, respectively. Cash provided from operating activities in 2010 was primarily due to net income of $28.4 million and increases in accrued liabilities and long-term liabilities of $2.5 million primarily due to wage accruals, other employment benefit related expense accruals, and profit-dependent accruals. The above increases in cash were partially offset by increases in accounts receivables and inventory of $4.0 million and $5.1 million, respectively. The increase in accounts receivable was due to increased revenues and the increase in inventory was primarily due to increased production levels. The primary sources of cash from operations in 2009 was primarily due to net income of $10.9 million and decreases in inventory of $3.4 million due to improvements in our inventory management practices and improving business conditions in the second half of 2009. There was additional cash generated from increases in accrued liabilities and long-term liabilities of $1.7 million related to higher wage accruals, other employment benefit related expense accruals and profit-dependent accruals. The above increases in cash were partially offset by an increase in accounts receivables of $3.3 million and decrease in accounts payable of $2.3 million. The increase in accounts receivable was due to increased shipments to our customers in the final quarter of 2009 and the decrease in accounts payable was primarily due to the timing of payments to our vendors. The primary sources of cash from operations in 2008 was primarily due to net income of $14.3 million and increases in accrued liabilities and long term liabilities of $4.1 million related to wage accruals, other employment benefit related expense accruals and profit-dependent accruals. The above increases in cash were partially offset by an increase in inventory of $7.4 million in 2008.

Our investing activities used net cash of $14.5 million in 2010, compared to net cash provided of $4.6 million in 2009 and net cash used of $12.7 million in 2008. The primary use of cash from investing in 2010 was the purchase of short-term investments of $31.5 million and purchases of property and equipment of $6.1 million, partially offset by the maturity of short-term investments of $23.1 million. The primary source of cash from investing in 2009 was the maturity of short-term investments of $22.0 million partially offset by the purchase of short-term investments of $16.0 million and purchases of property and equipment of $1.4 million. The primary use of cash from investing in 2008 was the purchase of short-term investments of $12.9 million and purchases of property and equipment of $2.3 million, partially offset by $2.5 million from the maturity of short-term investments.

Our financing activities provided net cash of $1.5 million in 2010, compared to net cash used of $0.5 million and $5.9 million in 2009 and 2008, respectively. The primary source of cash from financing in 2010 was from the sales of securities under the stock option and employee stock purchase plans of $13.0 million, partially offset by repurchases of our common stock of $11.5 million. The primary use of cash from financing in 2009 was the repurchase of our common stock of $7.5 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $7.0 million. The primary use of cash from financing in 2008 was the repurchase of our common stock of $9.9 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $4.0 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010 (in thousands) and the periods in which such obligations are expected to be settled.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,008	$1,513	$2,316	$1,179	$—
Purchase obligations	3,377	3,124	253	—	—

	$8,385	$4,637	$2,569	$1,179	$—

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

The amounts in the table above exclude $1,306 of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes” of Notes to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the year ended December 31, 2010 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2010 and 2009, all of our short-term investments were U.S. treasury securities and our cash equivalents were held in checking and money market accounts. If market interest rates were to increase or decline by 10% from interest rates as of December 31, 2010 and 2009, the impact on our portfolio on these dates would not have been material. We do not currently use derivative instruments in our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly, our sales are not generally impacted by foreign currency rate changes. As of December 31, 2010 and 2009, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$86,931	$69,227
Short-term investments	12,896	4,549
Accounts receivable, net of allowances of $2,239 and $1,796, respectively	19,437	15,534
Inventory	15,391	10,284
Prepaid expenses and other current assets	2,693	1,829

Total current assets	137,348	101,423
Property and equipment, net	7,125	4,656
Other assets	1,734	363

Total assets	$146,207	$106,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,107	$3,591
Accrued liabilities	11,826	9,506

Total current liabilities	15,933	13,097
Lease incentive	528	445
Other long-term liabilities	1,337	1,097

Total liabilities	17,798	14,639
Commitments and Contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 27,038 and 25,421 shares issued, respectively 24,383 and 23,329 shares outstanding, respectively	27	26
Additional paid-in capital	134,656	115,035
Retained earnings (accumulated deficit)	22,562	(5,878)
Treasury stock at cost, 2,655 and 2,092 shares, respectively	(28,836)	(17,380)

Total stockholders’ equity	128,409	91,803

Total liabilities and stockholders’ equity	$146,207	$106,442

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net revenue	$153,634	$104,937	$104,155
Cost of revenue	59,185	42,250	45,217

Gross margin	94,449	62,687	58,938

Operating expenses:
Research and development	34,984	26,557	26,090
Selling, general and administrative	24,664	19,731	18,560
Litigation	6,026	5,225	332

Total operating expenses	65,674	51,513	44,982

Income from operations	28,775	11,174	13,956
Non-operating income (expense), net	37	(5)	859

Income before income taxes	28,812	11,169	14,815
Income tax expense	372	229	557

Net income	$28,440	$10,940	$14,258

Net income per share:
Basic	$1.18	$0.48	$0.60
Diluted	$1.10	$0.45	$0.57
Weighted average shares outstanding:
Basic	24,195	22,968	23,750

Diluted	25,878	24,383	25,201

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$28,440	$10,940	$14,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,129	1,774	2,367
Accretion of discount on investments	(7)	(43)	(47)
Provision (release) of allowance for doubtful accounts	90	(192)	341
Loss on disposal of fixed assets and other	1	48	10
Stock-based compensation	6,618	5,433	4,124
Deferred tax assets	(16)	247	(185)
Changes in operating assets and liabilities:
Accounts receivable	(3,993)	(3,269)	(96)
Inventory	(5,059)	3,393	(7,413)
Prepaid expenses and other current assets	(573)	465	(163)
Accounts payable	501	(2,280)	707
Accrued liabilities and long-term liabilities	2,524	1,716	4,144

Net cash provided by operating activities	30,655	18,232	18,047

Cash flows from investing activities:
Purchases of property and equipment	(6,111)	(1,361)	(2,257)
Purchases of short-term investments	(31,487)	(16,043)	(12,899)
Proceeds from maturity of short-term investments	23,147	21,998	2,485

Net cash (used) provided by investing activities	(14,451)	4,594	(12,671)

Cash flows from financing activities:
Repurchase and retirement of common stock	(11,456)	(7,475)	(9,905)
Proceeds from issuance of common stock, net	12,956	6,983	4,008

Net cash provided (used) by financing activities	1,500	(492)	(5,897)

Net increase (decrease) in cash and cash equivalents	17,704	22,334	(521)
Cash and cash equivalents, beginning of period	69,227	46,893	47,414

Cash and cash equivalents, end of period	$86,931	$69,227	$46,893

Supplemental disclosure of cash flows:
Cash refunds of (paid for) income taxes	$160	$46	$(189)

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balances as of December 31, 2007	23,566,834	$24	$94,410	$(31,076)	$—	$63,358
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	808,420	—	4,008	—	—	4,008
Stock-based compensation	—	—	4,194	—	—	4,194
Treasury stock repurchases	(1,271,527)	—	—	—	(9,905)	(9,905)
Net income	—	—	—	14,258	—	14,258

Balances as of December 31, 2008	23,103,727	$24	$102,612	$(16,818)	$(9,905)	$75,913

Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	1,045,763	2	6,981	—	—	6,983
Stock-based compensation	—	—	5,442	—	—	5,442
Treasury stock repurchases	(820,772)	—	—	—	(7,475)	(7,475)
Net income	—	—	—	10,940	—	10,940

Balances as of December 31, 2009	23,328,718	$26	$115,035	$(5,878)	$(17,380)	$91,803

Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	1,616,556	1	12,955	—	—	12,956
Stock-based compensation	—	—	6,666	—	—	6,666
Treasury stock repurchases	(562,520)	—	—	—	(11,456)	(11,456)
Net income	—	—	—	28,440	—	28,440

Balances as of December 31, 2010	24,382,754	$27	$134,656	$22,562	$(28,836)	$128,409

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

•

The Company’s sales are concentrated with a relatively small group of customers as 43% of net revenue for the year ended December 31, 2010 is represented by two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•

Because a substantial portion of the Company’s sales are to distributors and outsourced suppliers and not directly to electronic system producers, we have limited visibility into ultimate product demand, which makes sales forecasting more difficult for the Company. Demand for our products may not materialize, subjecting the Company to risks of high inventory carrying costs and obsolescence.

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

	As of December 31,
	2010	2009
Amortized cost	$12,896	$4,549
Unrealized gains (losses)	—	—

Fair value	$12,896	$4,549

The Company sells its products to distributors and original equipment manufacturers (and their outsourced suppliers) in the computing, storage, networking, and consumer electronic industries. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. An allowance is provided for bad debts when it is probable and estimable that accounts receivable will not be collected.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2010	2009	2008	2010	2009
A	31%	39%	27%	31%	53%
B	12%	*	*	18%	*
C	*	15%	*	*	10%
D	*	11%	*	*	*
E	*	*	31%	*	*
F	*	*	13%	*	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2010	2009	2008
China	50%	42%	47%
Singapore	38	47	40
Japan	4	2	5
Taiwan	3	4	4
Germany	2	2	1
United States	2	2	2
Other	1	1	1

	100%	100%	100%

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

(i) Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future sales returns. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future return activity. Sales returns must be authorized by Volterra and are generally limited to instances of product failure under the Company warranty that generally provide that products will be free from defects for a limited period of time, generally not longer than twelve months.

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

(j) Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, computed using the treasury stock method. The sum of the quarterly net income per share will not necessarily equal the net income per share for the total period due to the effects of rounding.

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$28,440	$10,940	$14,258

Denominator:
Weighted average shares outstanding, basic	24,195,259	22,968,017	23,749,978

Effect of dilutive securities:
Stock options and restricted stock units	1,682,436	1,415,305	1,451,478

Weighted average shares outstanding, diluted	25,877,695	24,383,322	25,201,456

Basic net income per share	$1.18	$0.48	$0.60

Diluted net income per share	$1.10	$0.45	$0.57

Stock options and restricted stock units outstanding in the amount of 962,609, 2,742,579, and 2,932,419 shares for the twelve months ended December 31, 2010, 2009, and 2008, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. The securities outstanding as of December 31, 2010 could dilute net income per share in the future.

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

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense:
Cost of revenue	$568	$425	$232
Research and development	3,454	2,705	1,967
Sales, general and administrative	2,596	2,303	1,925

Total stock-based compensation expense	6,618	5,433	4,124
Tax effect of stock-based compensation	—	—	—

Effect on net income	$6,618	$5,433	$4,124

Effect on basic net income per share	$0.27	$0.24	$0.17

Effect on diluted net income per share	$0.26	$0.22	$0.16

In the absence of an actively traded market for similar financial instruments to those being granted, estimating the fair value of stock-based compensation is inherently difficult because the value of the financial

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

instruments cannot be objectively verified even in retrospect. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options granted under the Company’s stock option plans and rights granted under the 2004 Employee Stock Purchase Plan (ESPP). The determination of the fair value of share based payment awards utilizing the Black-Scholes is affected by our stock price and a number of assumptions including expected term, and volatility. We estimate these key assumptions using historical information and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. Prior to 2009, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also considered the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. After determination of the fair value of the award is made, the amount of expense that the Company recognizes is affected by the estimated forfeiture rate of the award by employees. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase or decrease, which could materially adversely affect our results of operations.

The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Expected life (in years)	4.9	4.4	4.4	0.5	0.5	0.5
Expected volatility	52%	49%	47%	52%	55%	50%
Risk-free interest rates	1.5%	1.9%	2.6%	0.2%	0.2%	1.3%
Expected dividend yield	—	—	—	—	—	—

The weighted-average grant-date fair value of stock options granted was $9.88, $5.03, and $5.10 during the years ended December 31, 2010, 2009, and 2008, respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $6.43, $4.00, and $3.37 during the years ended December 31, 2010, 2009, and 2008 respectively.

During 2010, the Company began to grant restricted stock units under the 2004 Equity Incentive Plan. The restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the grantee’s continued service with the Company and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the vesting period. The weighted-average grant-date fair value of restricted stock units granted was $23.96 during the year ended December 31, 2010.

(m) Comprehensive Income

Comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2010, 2009, and 2008.

(n) Accounting for Lease Incentives

As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility. The Company used the

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

allowance to make leasehold improvements which are being depreciated over the useful life of the assets or the lease term, whichever is shorter. The offsetting lease incentives liability is being amortized on a straight-line basis over the term of the lease as an offset to rent expense.

3.    Inventory

Inventory consisted of the following:

	December 31, 2010	December 31, 2009
Work-in-process	$8,447	$6,495
Finished goods	6,944	3,789

	$15,391	$10,284

4.    Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Computer hardware	$2,078	$2,139
Computer software	5,291	4,724
Equipment and furniture	9,081	6,373
Leasehold improvements	3,247	1,988

	19,697	15,224
Less accumulated depreciation and amortization	(12,572)	(10,568)

	$7,125	$4,656

Depreciation and amortization expense was $2,129, $1,774, and $2,367 for the years ended December 31, 2010, 2009, and 2008, respectively.

5.    Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2010	2009
Accrued compensation	$8,465	$5,922
Professional services	1,169	1,436
Other taxes payable	942	1,213
Income tax payable (receivable), net	210	(105)
Short-term lease incentives	189	243
Other accrued liabilities	851	797

	$11,826	$9,506

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

6.    Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2010, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2010, 2009, and 2008, no shares of preferred stock were outstanding.

The Company has reserved shares of common stock for future issuance at December 31, 2010 as follows:

Stock options outstanding	5,370,668
Equity incentive plans available for future grants	5,508,863
Employee stock purchase plan	2,391,095

13,270,626

(b) Equity Incentive Plans

As of December 31, 2010, the Company had authorized 17,460,073 shares of common stock for issuance under the Company’s equity plans, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options and Restricted Stock Units granted under the plans typically vest over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

The following table summarizes stock option activity under the plans during the years 2008, 2009 and 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances as of December 31, 2007	6,010,319	$9.72
Granted	1,342,975	$12.49
Exercised	(656,997)	$4.24
Canceled	(626,388)	$14.13

Balances as of December 31, 2008	6,069,909	$10.47

Granted	1,018,305	$12.16
Exercised	(855,511)	$6.47
Canceled	(182,607)	$12.06

Balances as of December 31, 2009	6,050,096	$11.27

Granted	951,358	$21.60
Exercised	(1,479,363)	$7.32
Canceled	(151,423)	$15.52

Balances as of December 31, 2010	5,370,668	$14.06

As of December 31, 2010, the weighted average remaining contractual life for options outstanding was 4.5 years. Additionally, as of December 31, 2010, there were 3,345,241 options exercisable with a weighted average exercise price of $12.49 per share, and the weighted-average remaining contractual life for exercisable options

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

was 3.9 years. As of December 31, 2010, there were 1,916,034 options expected to vest with a weighted average exercise price of $16.50 per share, and the weighted-average remaining contractual life for options expected to vest was 5.5 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was $48,995, $35,706 and $12,854, respectively. The total intrinsic value of options exercised was $24,546, $7,340, and $4,001, during the years ended December 31, 2010, 2009, and 2008, respectively.

There was no restricted stock units granted under the plans during year 2008 and 2009. The following table summarizes restricted stock unit activity under the plans during the year 2010:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2009	—	$—
Granted	213,114	$23.96
Vested	—	$—
Canceled	(1,028)	$22.05

Balances as of December 31, 2010	212,086	$23.97

As of December 31, 2010, the weighted average remaining contractual life for non-vested restricted stock units was 3.5 years. As of December 31, 2010, there were 101,167 restricted stock units expected to vest. As of December 31, 2010, the aggregate intrinsic value of outstanding non-vested restricted stock units and restricted stock units expected to vest was $4,912 and $2,343 respectively. There was no restricted stock units vested during the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, there was $13,820 of total unrecognized compensation cost related to non-vested options and restricted stock units granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of options vested was $5,120, $5,834, and $4,772 during the years ended December 31, 2010, 2009, and 2008, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2010, the Company had authorized 3,141,612 shares for issuance under the ESPP. The Company issued 137,193, 190,252, and 151,423 shares at a weighted-average price of $15.54, $7.60, and $8.05 per share pursuant to the ESPP during the years ended December 31, 2010, 2009, and 2008, respectively.

7.    Income Taxes

The Company is incorporated in the U.S. and operates in various countries with differing tax laws and rates. A significant portion of the Company’s income before taxes and the provision for income taxes are generated from international operations.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Income (loss) before income taxes for the fiscal years ended December 31, 2010, 2009, and 2008 is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$8,611	$1,023	$(2,774)
Foreign	20,201	10,146	17,589

Income before income taxes	$28,812	$11,169	$14,815

Income tax provision in 2010, 2009, and 2008 is comprised of federal, state, and foreign taxes.

The components of the provision for income taxes are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$(303)	$(183)
State	16	1	4
Foreign	372	284	921

	388	(18)	742
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(16)	247	(185)

	(16)	247	(185)

Provision for income taxes	$372	$229	$557

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below:

	Year Ended December 31,
	2010	2009	2008
Expected income tax provision at statutory income tax rate	$10,084	$3,909	$5,186
State taxes, net of federal tax benefit	10	1	3
Foreign taxes at different rates	(6,714)	(3,020)	(5,410)
Non-deductible expenses	83	59	34
Tax credits	(1,654)	(1,603)	(1,054)
Stock-based compensation	(2,538)	(1,141)	283
Valuation allowance related to net operating losses and other	1,101	2,024	1,515

Provision for income taxes	$372	$229	$557

Effective from April 2005 through March 2015, the Company has negotiated a tax holiday on certain earnings in Singapore, which is conditional upon the Company meeting certain employment and investment thresholds. The tax holiday represents a tax benefit aimed to attract foreign investment in Singapore. The tax holiday decreased income tax expense by approximately $1,511, $2,261, and $1,875 for the fiscal years 2010, 2009, and 2008, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.06, $0.09, and $0.07 in fiscal years 2010, 2009, and 2008, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

As of December 31, 2010, U.S. income taxes were not provided on a cumulative total of approximately $43,269 of undistributed earnings for certain foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Deferred tax assets:
Property and equipment	$325	$11
Accruals and reserves	1,046	933
Tax credits	10,634	8,980
Capitalized research and development costs	809	1,706
Net operating loss carryforwards	3,604	3,334

Gross deferred tax assets	16,418	14,964
Valuation allowance	(16,369)	(14,931)

Net deferred tax assets	$49	$33

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2010 and 2009.

As of December 31, 2010, the Company has net operating loss carryforwards of approximately $17,661 for federal and $16,035 for California state tax purposes. The cumulative amount related to stock options included in net operating loss carryforwards for federal and California state is $8,194 and $10,970. Upon realization of the tax benefit associated with stock options, the impact will be recorded in equity. If not utilized, these carryforwards will begin to expire in 2023 for federal tax purposes and 2012 for California state tax purposes.

As of December 31, 2010, the Company has research credit carryforwards of approximately $8,379 and $9,570 for federal and California state tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2017. The California credit can be carried forward indefinitely. As of December 31, 2010, the Company has state manufacturer investment tax credits (MIC) of $5, which begin to expire in 2011.

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

As of December 31, 2010 and 2009, the total gross unrecognized tax benefits, was $6,145 and $5,120, of which $5,275 and $4,394 would affect the effective tax rate if recognized. The Company classified unrecognized

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

tax benefits as non-current income taxes payable, as no amounts are expected to be payable within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties through 2010 are immaterial.

The aggregate changes in gross unrecognized tax benefits for fiscal year 2010 are as follows:

Balance at January 1, 2010	$5,120
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	1,025

Balance at December 31, 2010	$6,145

The Company files U.S. federal, state, and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

8.    Commitments and Contingencies

The Company leases its facilities under non-cancelable operating lease agreements expiring between 2010 and 2012. Rent expense was $1,196, $1,024, and $1,061 for the years ended December 31, 2010, 2009, and 2008 respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2010 and the years in which such obligations are expected to be settled.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,008	$1,513	$2,316	$1,179	$—
Purchase obligations	3,377	3,124	253	—	—

	$8,385	$4,637	$2,569	$1,179	$—

Purchase obligations are comprised of the estimated obligation for non-cancelable orders of in-process silicon wafers.

The amounts in the table above exclude $1,306 of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in subsequent public filings, in November 2008, we filed a lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents. A hearing on infringement and validity issues as to the Company’s integrated power stage patents (U.S. Patent Nos. 6,278,264 and 6,462,522) is scheduled to begin on May 9, 2011.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, in January 2010, Infineon Technologies AG filed a lawsuit against us in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon. On January 13, 2011, the Court ordered a stay of the Delaware proceedings, pending final resolution of the California action.

We are unable to assess the possible outcome of these litigation cases. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

9.    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$304	$90	$—	$394
Sales returns and allowances	$1,492	$3,706	$(3,353)	$1,845

Year ended December 31, 2009:
Allowance for doubtful accounts	$496	$—	(192)	$304
Sales returns and allowances	$2,164	$1,946	$(2,618)	$1,492

Year ended December 31, 2008:
Allowance for doubtful accounts	$155	$341	$—	$496
Sales returns and allowances	$831	$4,378	$(3,045)	$2,164

10.    Stock Repurchases

Under the Company’s stock repurchase program announced on January 28, 2008 and further increased on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, the Company repurchased 562,520 shares during the year ended December 31, 2010 for $11,456, at an average cost of $20.37 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during 2010 have been reported as treasury stock. As of December 31, 2010, this repurchase program has $16.2 million remaining under our repurchase authorization.

11.    Fair Value Measurements

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

The Company currently has only cash and cash equivalents and short-term investments held and used in the ordinary course of business that must be measured at fair value on a recurring basis. The Company does not have other financial or non-financial assets or liabilities that are required to be measured at fair value either on a recurring or non-recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. The Company does not have any Level 2 or Level 3 investments and has historically never had any Level 3 investments. Level 1, Level 2 and Level 3 are described as follows:

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at December 31, 2010 and 2009.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	December 31, 2010
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$78,930	$78,930	$—	$—
US treasury securities	12,896	12,896	—	—

Total	$91,826	$91,826	$—	$—

	December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$65,729	$65,729	$—	$—
US treasury securities	4,549	4,549	—	—

Total	$70,278	$70,278	$—	$—

12.    Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$36,293	$40,242	$41,556	$35,543
Gross margin	22,311	25,354	25,503	21,281
Net income	7,664	9,002	8,367	3,407
Net income per share:
Basic	$0.32	$0.37	$0.34	$0.14
Diluted	$0.30	$0.34	$0.32	$0.13

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$18,275	$22,789	$29,687	$34,186
Gross margin	10,172	13,373	17,590	21,552
Net (loss) income	(519)	1,074	3,427	6,958
Net income per share:
Basic	($0.02)	$0.05	$0.15	$0.30
Diluted	($0.02)	$0.04	$0.14	$0.28

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Volterra Semiconductor Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Volterra Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/    KPMG LLP

Mountain View, California

March 8, 2011

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15e. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included herein.

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

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference from the section entitled “Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

See Note 9 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(5)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(6)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11*	Offer letter between the Registrant and Thomas Truman, dated August 25, 2004.
10.12(7)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(8)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(9)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(10)*	Management Bonus Plan (2010).
10.17(11)*	Management Bonus Plan (2011).
10.18(12)*	Cash Compensation Policy for Non-Employee Directors.
10.19(12)*	2011 Executive Compensation and 2010 Bonus Awards.
10.20(13)*	Severance Benefit Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(14)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit Number	Description Of Documents
32.2(14)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.
(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 8-K, as filed with the Securities and Exchange Commission on March 23, 2010, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 23, 2010, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(14)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/S/ JEFFREY STASZAK
Jeffrey Staszak President and Chief Executive Officer

Dated: March 8, 2011

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/s/ MIKE BURNS Mike Burns	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/s/ MEL FRIEDMAN Mel Friedman	Director	March 8, 2011

/s/ FU-TAI LIOU Fu-Tai Liou	Director	March 8, 2011

/s/ CHRIS PAISLEY Chris Paisley	Director	March 8, 2011

/s/ RALPH QUINSEY Ralph Quinsey	Director	March 8, 2011

/s/ EDWARD ROSS Edward Ross	Director	March 8, 2011

/s/ EDWARD WINN Edward Winn	Director	March 8, 2011

EXHIBIT INDEX

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(5)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(6)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11*	Offer letter between the Registrant and Thomas Truman, dated August 25, 2004.
10.12(7)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(8)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(9)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23,2010, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(10)*	Management Bonus Plan (2010).
10.17(11)*	Management Bonus Plan (2011).
10.18(12)*	Cash Compensation Policy for Non-Employee Directors.
10.19(12)*	2011 Executive Compensation and 2010 Bonus Awards.
10.20(13)*	Severance Benefit Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(14)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(14)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form
10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 8-K, as filed with the Securities and Exchange Commission on March 23, 2010, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on March 23, 2010, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(14)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan or arrangement.