Form 10-Q
period 2011-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2011-05-03
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011

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

Non-accelerated filer ☐(Do not check if a smaller reporting company)        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 26, 2011, the registrant had 24,558,382 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$89,592	$86,931
Short-term investments	15,995	12,896
Accounts receivable, net of allowances of $2,374 and $2,239, respectively	18,237	19,437
Inventories	14,486	15,391
Prepaid expenses and other current assets	2,683	2,693

Total current assets	140,993	137,348
Property and equipment, net	7,178	7,125
Other assets	1,659	1,734

Total assets	$149,830	$146,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,786	$4,107
Accrued liabilities	8,272	11,826

Total current liabilities	13,058	15,933
Lease incentive	481	528
Other long-term liabilities	1,370	1,337

Total liabilities	14,909	17,798

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 27,189 and 27,038 shares issued, respectively 24,534 and 24,383 shares outstanding, respectively	27	27
Additional paid-in capital	138,488	134,656
Retained earnings	25,242	22,562
Treasury stock at cost, 2,655 and 2,655 shares, respectively	(28,836)	(28,836)

Total stockholders’ equity	134,921	128,409

Total liabilities and stockholders’ equity	$149,830	$146,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue	$34,157	$36,293
Cost of revenue	14,479	13,982

Gross margin	19,678	22,311

Operating expenses:
Research and development	9,114	7,337
Selling, general and administrative	6,564	5,659
Litigation	1,273	1,535

Total operating expenses	16,951	14,531

Income from operations	2,727	7,780
Non-operating expense, net	11	5

Income before income taxes	2,716	7,775
Income tax expense	36	111

Net income	2,680	7,664

Net income per share:
Basic	$0.11	$0.32

Diluted	$0.10	$0.30

Weighted average shares outstanding:
Basic	24,454	23,609

Diluted	26,075	25,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,680	$7,664
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,919	1,414
Depreciation and amortization	632	466
Accretion of discount on debt securities	(2)	(2)
Loss on disposal of fixed assets	1	—
(Release) provision for doubtful accounts	(1)	37
Changes in operating assets and liabilities:
Accounts receivable, net	1,201	832
Inventories	939	(901)
Prepaid expenses and other assets	85	(482)
Accounts payable	704	1,203
Accrued liabilities	(3,479)	(1,173)

Net cash provided by operating activities	4,679	9,058

Cash flows from investing activities:
Purchases of property and equipment	(800)	(897)
Purchases of short-term investments	(8,997)	(4,899)
Proceeds from maturities of short-term investments	5,900	2,750

Net cash used in investing activities	(3,897)	(3,046)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,879	5,767

Net cash provided by financing activities	1,879	5,767

Net increase in cash and cash equivalents	2,661	11,779
Cash and cash equivalents, beginning of period	86,931	69,227

Cash and cash equivalents, end of period	$89,592	$81,006

Supplemental disclosure of cash flows:
Cash (paid for) refunds of income taxes	$(33)	$56

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its significant subsidiaries is the United States dollar. Foreign currency transaction and translation gains and losses are recorded in income. For all periods presented, there have been no material foreign currency transaction or translation gains or losses.

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its 2010 annual report on Form 10-K filed with the SEC on March 8, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements as of the year then ended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

The accounting estimates that require our most significant, difficult and subjective judgments include:

—	the valuation of inventories; and
—	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions).

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

	As of March 31, 2011	As of December 31, 2010

Amortized cost	$15,995	$12,896
Unrealized gains	3	—

Fair value	$15,998	$12,896

Segment Reporting and Significant Customers

The Company is organized and operates as a single business segment: analog and mixed-signal power management semiconductors. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions and assessing financial performance.

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. The following customers represented more than 10% of net revenue and accounts receivable:

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,		March 31, December 31,
Customer	2011	2010	2011	2010

A	30%	33%	27%	31%
B	21%	*	23%	18%
C	13%	*	16%	*
D	*	15%	*	*

* Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2011	2010

China	49%	48%
Singapore	36	42
Japan	8	2
Taiwan	3	3
United States	2	2
Other	2	3

	100%	100%

Revenue Recognition

Revenue from the sale of semiconductor products is recognized upon shipment when title transfers to the customer provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. An allowance is recorded at the time of sale to provide for estimated future sales returns. The allowance is based upon historical experience, current trends, and the Company’s expectations regarding future return activity. Sales returns must be authorized by Volterra and are generally limited to instances of product failure under the Company’s warranty that generally provides that products will be free from defects for a limited period of time, generally not longer than twelve months following shipment.

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

The effect of stock-based compensation was as follows:

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense:
Cost of revenue	$165	$148
Research and development	763	676
Sales, general and administrative	991	590

Total stock-based compensation expense	1,919	1,414
Tax effect of stock-based compensation	—	—

Effect on net income	$1,919	$1,414

Effect on basic net income per share	$0.08	$0.06

Effect on diluted net income per share	$0.07	$0.06

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

As of March 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits were $6,349 and $6,145, of which $5,448 and $5,275 would affect the effective tax rate if recognized.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income	$2,680	$7,664

Denominator:
Weighted average shares outstanding, basic	24,454	23,609

Effect of dilutive securities:
Stock options and restricted stock units	1,621	2,039

Weighted average shares outstanding, diluted	26,075	25,648

Basic net income per share	$0.11	$0.32

Diluted net income per share	$0.10	$0.30

Stock options and restricted stock units outstanding in the amount of 1,167 and 895 shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. These securities could dilute net income per share in the future.

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

2.	Inventories

Inventories consisted of the following:

	March 31, 2011	December 31, 2010

Work-in-process	$7,294	$8,447
Finished goods	7,192	6,944

	$14,486	$15,391

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010

Computer hardware	$2,080	$2,078
Computer software	5,449	5,291
Equipment and furniture	9,476	9,081
Leasehold improvements	3,359	3,247

	20,364	19,697
Less accumulated depreciation and amortization	(13,186)	(12,572)

	$7,178	$7,125

4.	Stock Repurchase Program

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2011 and 2010. As of March 31, 2011, the dollar value of shares that may be purchased under the program was approximately $16,163.

5.	Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

The Company currently has only cash and cash equivalents and short-term investments held and used in the ordinary course of business that must be measured at fair value on a recurring basis. The Company does not have other non-financial assets or non-financial liabilities that are required to be measured at fair value either on a recurring or non-recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. The Company does not currently have any Level 2 or Level 3 investments and has historically never had any Level 3 investments. Level 1, Level 2 and Level 3 are described as follows:

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

Based on the nature of cash and cash equivalents and the underlying securities, there are no material realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at March 31, 2011 and December 31, 2010.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	March 31, 2011
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$ 82,052	$ 82,052	$ —	$ —
US treasury securities	18,995	18,995	—	—

Total	$ 101,047	$ 101,047	$ —	$ —

	December 31, 2010
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$ 78,930	$ 78,930	$ —	$ —
US treasury securities	12,896	12,896	—	—

Total	$91,826	$ 91,826	$ —	$ —

6.	Litigation

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief. As updated in subsequent public filings, this case has progressed through several substantive and procedural phases, and our trial related to our integrated power stage patents (U.S. Patent Nos. 6,278,264 and 6,462,522) is scheduled to begin on May 9, 2011.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action.

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

Overview

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors. We sell integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors and scalable voltage regulator semiconductor chipsets in the computing, storage, networking, and consumer markets, primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, or merchant power supply manufacturers.

Our net revenue was $104.9 million and $153.6 million in 2009 and 2010, respectively, and $34.2 million for the three months ending March 31, 2011. We generated net income of $10.9 million and $28.4 million in 2009 and 2010, respectively, and $2.7 million in the three months ending March 31, 2011. As of March 31, 2011, we had retained earnings of $25.2 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major market segments: servers and storage; networking and communications; and consumer and portable. As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011, we have simplified the number of markets we use to evaluate net revenue, and sales in the previously reported desktop and workstation market are now reported in our consumer and portable market. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the first quarter of 2011, we estimate that 61% of our net revenue was derived from sales in the server and storage market, 8% from the networking and communications market, and 31% from the consumer and portable market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the first quarter of 2011, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 64% of our net revenue. In the first quarter of 2010, two customers each accounted for over 10% of our net revenue, and collectively accounted for 48% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

Because demand for our products is impacted by demand for our customers’ products, our revenue depends on the timing, size, and speed of commercial introductions of systems that use our products, and our customers’ ability to manage their inventories in relationship to such demand. We continue to expect a significant amount of our revenue to come from the commercial introduction of new systems, which is often more difficult to forecast than ongoing demand for previously introduced systems. A number of our customers’ applications, particularly in the consumer and portable market, are subject to short product cycles and prone to delays in development and commercial introduction or significant changes in demand, making it inherently difficult to accurately forecast demand for such applications in any period. A number of our customers, such as ODMs, CEMs, and merchant power supply manufacturers, also are dependent upon the demand of other companies, which makes sales to such parties more difficult to forecast accurately. These fluctuations in demand could materially affect our operating results on a period by period basis.

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the first quarter of 2011, between 10% and 20% in the fourth quarter of 2010 and between 15% and 25% the first quarter of 2010. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period and have fulfilled our customers’ requirements or when we have limited or insufficient inventories available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. During the first quarter of 2011, sales to international distributors represented 29% of net revenue, compared to 25% in the fourth quarter of 2010 and 35% in the first quarter of 2010. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has declined over time as we have expanded our internal service capabilities.

Our cost of revenue consists primarily of purchases of silicon wafers and related costs of our manufacturing and other vendors for assembly, test and shipment of our products, and compensation and related costs of personnel and equipment associated with production management and quality assurance. Our gross margins have historically varied significantly, and may continue to vary, based on a variety of factors, including changes in the relative mix of the products we sell, the markets and geographies where we sell, the size and nature of our customers in these markets, the levels of sales to distributors, manufacturing volumes and yields, discounts or other financial incentives to customers and inventory and overhead costs. Generally, as we introduce new products, we initially incur higher unit production costs, and as the product ramp progresses, our overall unit production costs decrease as manufacturing efficiency improves. In addition, because our power management products are highly complex and the manufacturing process for our products is technically challenging, previously undetected design defects and minor deviations in the manufacturing process can cause substantial decreases in yields or quality. Such decreases in yields or quality can impact our gross margins due to a reduction in our revenue as a result of significant product returns, may cause us to incur product replacement costs, and may cause us to rework or scrap inventory that had been manufactured with the defect. If we are unable to manage these risks, our revenue and gross margins and financial position may be materially adversely impacted. Finally, consistent with the overall market for power management solutions, we expect to face price pressure over time. In order to maintain or improve our gross margins, we will need to introduce new, lower cost products, increase volumes, reduce unit costs or achieve a combination of these objectives.

We purchase our inventories pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventories based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may place orders to manufacture additional inventories that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventories available to meet customer demand. Our inventory levels were $14.5 million at the end of the first quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, increased to 4.0 in the first quarter of 2011 compared to 3.7 turns in fourth quarter of 2010 and decreased from 5.0 turns in the first quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, general management, finance, legal, human resources and information technology, as well as expenses related to travel and entertainment, professional services, and insurance.

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue for the current year and beyond. In the first quarter of 2011, our litigation expenses were approximately $1.3 million.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2011 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2011		2010
Net revenue	100	%	100%
Cost of revenue	42		39

Gross margin	58		61

Operating expenses:
Research and development	27		20
Selling, general and administrative	19		16
Litigation	4		4

Total operating expenses	50		40

Income from operations	8		21
Non-operating expense, net	—		—

Income before income taxes	8		21
Income tax expense	—		—

Net income	8		21

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net Revenue. Net revenue was $34.2 million in the three months ended March 31, 2011 and $36.3 million in the three months ended March 31, 2010, a decrease of 6%. Revenues decreased approximately $5.3 million and $0.9 million in the server and storage and networking and communications markets respectively, but these decreases were offset by an increase in revenue of approximately $4.1 million in the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $14.5 million for the three months ended March 31, 2011 and $14.0 million for the three months ended March 31, 2010, an increase of 4%. Gross margin was $19.7 million for the three months ended March 31, 2011 and $22.3 million for the three months ended March 31, 2010, a decrease of 12%. Gross margin as a percentage of net revenue was 58% for the three months ended March 31, 2011 compared to 61% for the three months ended March 31, 2010. The decrease in the gross margin percentage for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily associated with revenue mix. Our products in the consumer and portable market currently contribute somewhat lower gross margin percentage than our products in the server and storage and networking and communications markets.

Research and Development. Research and development expenses were $9.1 million for the three months ended March 31, 2011 and $7.3 million for the three months ended March 31, 2010, an increase of 24%. The increase is primarily due to the increase in wages and related expenses of $1.0 million in connection with increases in headcount and product development expenses of $0.6 million.

Selling, General and Administrative. Selling, general and administrative expenses were $6.6 million for the three months ended March 31, 2011 and $5.7 million for the three months ended March 31, 2010, an increase of 16%. The increase was primarily due to the increase in stock-based compensation of $0.4 million and wages of $0.4 million consistent with increases in headcount.

Litigation. Litigation expenses were approximately $1.3 million for the three months ended March 31, 2011 and $1.5 million for the three months ended March 31, 2010, a decrease of 17%. The decrease was due to lower activity in our pending litigation described in Item 1 of Part II - Legal Proceedings.

Income Tax Expense. Income tax expense was $36 thousand and $111 thousand for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $127.9 million, including cash, cash equivalents and short-term investments of $105.6 million, compared to working capital of $121.4 million, including cash, cash equivalents and short-term investments of $99.8 million, as of December 31, 2010. Our cash, cash equivalents and short-term investments increased by $5.8 million in the three months ended March 31, 2011. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as expected cash flows from operations will be sufficient to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $4.7 million for the three months ended March 31, 2011, compared to net cash provided of $9.1 million for the three months ended March 31, 2010. Cash provided from operating activities for the three months ended March 31, 2011 was primarily due to net income of $2.7 million and a decrease in accounts receivable of $1.2 million, which was primarily due to the timing of collections from our customers and a decrease in net revenue. The above increase in cash was partially offset by a decrease in accrued liabilities of $3.5 million, which was primarily due to the annual payout of profit-dependent accruals. The primary sources of cash from operations for the three months ended March 31, 2010 were due to net income of $7.7 million and an increase in accounts payable of $1.2 million which was primarily due to the timing of payments to our vendors. The above increases in cash were partially offset by a decrease in accrued liabilities of $1.2 million, which was primarily due to the annual payout of profit-dependent accruals and an increase in inventories of $0.9 million primarily due to increased production levels.

Our investing activities used net cash of $3.9 million in the three months ended March 31, 2011, compared to net cash used of $3.0 million in the three months ended March 31, 2010. The primary use of cash for the three months ended March 31, 2011 was the purchase of short-term investments of $9.0 million and purchases of property and equipment of $0.8 million, partially offset by the maturities of short-term investments of $5.9 million. The primary use of cash for the three months ended March 31, 2010 was the purchase of short-term investments of $4.9 million and purchases of property and equipment of $0.9 million, partially offset by the maturities of short-term investments of $2.8 million.

Our financing activities provided net cash of $1.9 million for the three months ended March 31, 2011, compared to net cash provided of $5.8 million for the three months ended March 31, 2010. The sources of cash for the three months ended March 31, 2011 and 2010 were from proceeds from the exercise of employee stock options.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$4,679	$1,431	$2,261	$987	$-
Purchase obligations	4,763	4,560	203	-	-

	$9,442	$5,991	$2,464	$987	$-

Operating lease obligations consist of the estimated obligations under the Company’s real property or facility leases. Purchase obligations are comprised of the estimated obligation for non-cancelable in-process silicon wafers and purchase obligations under the Company’s software maintenance contracts. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with the contractual payment terms, which typically require payment within three months.

The amounts in the table above exclude $1.3 million of non-current income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended March 31, 2011 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2011, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 8, 2011.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2011, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief. As updated in subsequent public filings, this case has progressed through several substantive and procedural phases, and our trial related to our integrated power stage patents (U.S. Patent Nos. 6,278,264 and 6,462,522) is scheduled to begin on May 9, 2011.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action.

While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses.

Item 1A. Risk Factors

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 8, 2011, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk below.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

—	varying order patterns in the markets in which we sell our products;
—	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;
—	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;
—	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;
—	our management of our own inventory levels to meet changes in demand;
—	changes in orders both received and shipped during the same quarter (our “turns business”);
—	the volatile nature of the semiconductor industry;
—	changes in the condition of the world economy;
—	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;
—	our customers’ failure to pay us on a timely basis, or at all;
—	the timing of introductions of competing products or technologies;
—	litigation involving us or our products;
—	disputes regarding intellectual property rights;
—	changes in the prices of our products or the electronic systems into which our products are incorporated;
—	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;
—	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;
—	the ability of our manufacturing subcontractors to manufacture of our products on a timely and cost effective basis;
—	our ability to fulfill orders for our products in a timely manner, or at all; and
—	our ability to adequately support our future growth.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, which could result in substantial losses for investors. These factors include, but are not limited to:

—	actual or anticipated fluctuations in our revenue, operating results or growth rate;
—	failure to meet the expectations of securities analysts or investors with respect to our financial performance;
—	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;
—	sales of our common stock or other securities in the future;
—	stock market price and trading volume fluctuations of publicly-traded companies in general and semiconductor companies in particular;
—	the trading volume of our common stock;
—	changes in financial estimates and ratings by securities analysts for us, our competitors or companies in the semiconductor industry generally;
—	changes in the condition of the financial markets, the economy as a whole, the semiconductor industry, our customers or our competitors;
—	publicity about the semiconductor industry, our competitors or our customers; and
—	changes in key personnel.

For example, as reflected in Part II – Market Information and Stockholders of our Annual Report on Form 10-K for the year ended December 31, 2010, the high and low of our stock price during the fiscal year ended December 31, 2010 fluctuated significantly within each period. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them would significantly reduce our net revenue and adversely affect our operating results.*

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. The markets in which we sell products are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventories of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

In the first quarter of 2011, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 64% of our net revenue, and in the first quarter of 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 48% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

Our customers may be impacted by the recent natural disasters in Japan, which may have an adverse impact on our business.*

In March 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Certain of the Company’s customers are located in Japan, and to the extent that these customers’ operations are damaged or subject to production delays, this may adversely impact our ability to ship products to these areas and could affect the Company’s financial condition and operating results.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, our operating results and competitive position could be harmed.

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend on our ability to successfully adapt to new technologies and requirements, and to continue to develop and market new products that achieve market acceptance on a timely and cost-effective basis. For example, a significant number of our products are developed to operate in computing systems that are based on Intel CPU and chipset specifications or architectures, which may be modified from time to time. Some of the factors affecting our ability to compete successfully include, but are not to:

¡	our ability to timely and effectively address new technologies, power architectures, specifications, industry standards or consumer preferences;
¡	our accurate prediction of changing customer requirements;
¡	timely development of new designs;
¡	timely qualification and certification of our products for use in electronic systems;
¡	commercial acceptance and production of the electronic systems into which our products are incorporated;
¡	availability, quality, price, performance, and size of our products relative to competing products and technologies;
¡	our customer service and support capabilities and responsiveness;
¡	our ability to effectively recruit, motivate and retain skilled engineering and research and development staff;
¡	successful development of relationships with existing and potential new customers; and
¡	successful development of relationships with key developers of advanced digital semiconductors.

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

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the current fiscal year. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry or general economic conditions, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

Because we often manufacture products in advance of receiving purchase orders, or if existing purchase orders are changed or cancelled, we are subject to inventory risks and manufacturing costs that could negatively impact our operating results.*

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we sell our products to distributors and outsourced suppliers and not always directly to electronic system producers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventories and may lose market share and damage customer relationships, which also could harm our business.

In addition, our current sales practice generally allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventories that we may not be able to sell. If purchase orders are changed or cancelled, or if shipments are delayed, we may end up with excess inventories that we cannot sell, which could result in the loss of anticipated revenue and an increase in our costs due to excess inventory charges which could materially impact our financial results.

Our inventory levels were $14.5 million at the end of the first quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, increased to 4.0 turns in the first quarter of 2011 compared to 3.7 turns in the fourth quarter of 2010 and decreased from 5.0 turns in the first quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 29% of our net revenue in the first quarter of 2011 compared to 35% in the first quarter of 2010. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

The markets for semiconductors generally, and power management semiconductors in particular, are intensely competitive, and we expect competition to increase and intensify in the future as new or larger semiconductor manufacturers enter our market. Increased competition may result in price pressure, reduced profitability, and loss of market share, any of which could seriously harm our business, revenue, and operating results. Our ability to compete effectively and to expand our business will depend on a number of factors, including, but not limited to:

—	our ability to continue to recruit and retain engineering talent;
—	our ability to introduce new products in a timely manner;
—	the pricing of components used in competing solutions;
—	the pace at which our customers incorporate our products into their systems;
—	the availability of foundry, assembly, and test capacity for our products;
—	protection of our products by effective utilization of intellectual property laws; and
—	general economic conditions.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the three months ended March 31, 2011, our litigation related expenses were approximately $1.3 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of March 31, 2011, we had 67 issued patents and 52 patent applications pending in the United States, and one foreign patent issued and 31 foreign patent applications pending. These patents have expiration dates ranging from March 2018 to March 2029. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. If we fail to effectively protect our intellectual property, our business could be harmed.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the future we may receive communications from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take steps that may be harmful to our business, including, but not limited to:

—	stop selling products or using technology that contain the allegedly infringing intellectual property;
—	pay damages to the party claiming infringement;
—	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and
—	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as GlobalFoundries and Taiwan Semiconductor Manufacturing Corporation. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:

—	inability to increase production and achieve acceptable yields on a timely basis;
—	reduced control over delivery schedules and product quality;
—	inability of our foundries to obtain an adequate supply of the raw materials used in the manufacturing of our products on a timely and cost-effective basis;

—	increased exposure to potential misappropriation of our intellectual property;
—	limited warranties on silicon wafers or products supplied to us;
—	labor shortages or labor strikes;
—	natural disasters affecting countries in which we conduct our business or in which our products are manufactured; and
—	political instability in countries where our products are manufactured.

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

Our products comprise only part of the complex electronic systems in which they are used. As a result, our products must operate according to specifications with the other components in the electronic system. If other components of the electronic system fail to operate properly with our products, we may be required to incur additional development time and costs to enable interoperability of our products with these other components and may not be able to sell our existing inventories resulting in additional cost of revenue and materially adversely affecting our financial results.

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.*

Our principal offices are located in California, and we rely on foundries and assembly and test subcontractors in Malaysia, Philippines, Singapore, Taiwan, Thailand and China. The risk of an earthquake in these Pacific Rim locations is significant, as highlighted by the severe earthquake and tsunami that struck the northeast coast of Japan in March 2011. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. In addition, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

Even if our products are selected for design into a particular electronic system, a substantial period of time will elapse before we generate revenue related to the significant expenses we have incurred. The reasons for this delay generally include, but are not limited to, the following:

—	it can typically take up to 12 months from the time our products are selected to complete the design process, and in some cases such design process may take substantially more time to complete;
—

it can typically take an additional six to 12 months to complete commercial introduction of the electronic systems that use our products, and in some cases such introduction may take substantially more time to complete, if they are introduced at all;

—

our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their electronic systems, which may also result in our products being excluded from the system design for reasons other than our design specifications;

—	OEMs typically limit the initial release of their electronic systems to evaluate performance and consumer demand; and
—	the development and commercial introduction of products incorporating new technology are frequently delayed.

As a result, we may be unable to accurately forecast the volume and timing of our orders and revenue. In addition, incurring research and development expenses prior to generating revenue may cause our operating results to fluctuate significantly from period to period.

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the first quarter of 2011, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

—	cultural and language barriers;
—	increased complexity and costs of managing international operations;
—	protectionist laws and business practices that favor local competition in some countries;
—	multiple, conflicting and changing laws and regulatory and tax environments;
—	potentially longer and more difficult collection periods;
—	political instability, international terrorism, and anti-American sentiment, particularly in emerging markets;
—	highly volatile economies in Asia;

—	difficulty in hiring qualified management, technical sales personnel, and applications engineers; and
—	less effective protection of intellectual property than is afforded to us in the United States.

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2010 and during the three months ended March 31, 2011 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially adversely affect our operating and financial results, including, but not limited to:

—	our lack of experience acquiring other businesses;
—	problems integrating the acquired operations, technologies, or products with our existing business and products;
—	diversion of management’s time and attention from our core business;
—	the need for financial resources above our planned investment levels;
—	overestimation of potential synergies or a delay in realizing those synergies;
—	difficulties in retaining business relationships with suppliers and customers of the acquired company;
—	risks associated with entering markets in which we lack prior experience; and
—	the potential loss of key employees of the acquired company.

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

We evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain effective internal controls over financial reporting. In addition, in the course of our Section 404 compliance, we may identify deficiencies in our internal controls, some of which may be categorized as a significant deficiency or a material weakness. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our certificate of incorporation and our bylaws may make more difficult or discourage, delay or prevent a change in the ownership of our company or a change in our management or our board of directors. The following are examples of provisions that are included in our certificate of incorporation and bylaws that might have those effects:

—	our board of directors is classified so that not all members of our board of directors may be elected at one time;
—	directors may only be removed “for cause” and only with the approval of stockholders holding a majority of our outstanding voting stock;
—	the ability of our stockholders to call a special meeting of stockholders is prohibited;
—	advance notice is required for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;
—	stockholder action by written consent is prohibited, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases made during the three months ended March 31, 2011 under the Company’s previously announced share repurchase program. As of March 31, 2011, the dollar value of shares that may be purchased under the program was approximately $16,163,000.

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)+	2011 Cash Compensation Policy for Non-Employee Directors.

10.2 (4) +	2011 Executive Compensation and 2010 Bonus Awards.

10.3 (5) +	2011 Management Bonus Plan.

10.4 (6) +	2004 Non-Employee Directors Stock Option Plan.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2011	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4) +	2011 Cash Compensation Policy for Non-Employee Directors.

10.2 (4) +	2011 Executive Compensation and 2010 Bonus Awards.

10.3(5) +	2011 Management Bonus Plan.

10.4 (6) +	2004 Non-Employee Directors Stock Option Plan.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein

(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Indicates a management contract or compensatory plan or arrangement.