Form 10-Q
period 2011-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2011-08-01
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 26, 2011, the registrant had 24,806,749 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$104,824	$86,931
Short-term investments	8,999	12,896
Accounts receivable, net of allowances of $2,206 and $2,239, respectively	22,531	19,437
Inventories	15,876	15,391
Prepaid expenses and other current assets	2,596	2,693

Total current assets	154,826	137,348
Property and equipment, net	8,040	7,125
Other assets	1,459	1,734

Total assets	$164,325	$146,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,285	$4,107
Accrued liabilities	10,091	11,826

Total current liabilities	17,376	15,933
Lease incentive	434	528
Other long-term liabilities	1,415	1,337

Total liabilities	19,225	17,798

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	0	0
Common stock, $0.001 par value; 200,000 shares authorized; 27,425 and 27,038 shares issued, respectively 24,770 and 24,383 shares outstanding, respectively	28	27
Additional paid-in capital	143,328	134,656
Retained earnings	30,580	22,562
Treasury stock at cost, 2,655 and 2,655 shares, respectively	(28,836)	(28,836)

Total stockholders’ equity	145,100	128,409

Total liabilities and stockholders’ equity	$164,325	$146,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$41,717	$40,242	$75,874	$76,535
Cost of revenue	18,048	14,888	32,527	28,870

Gross margin	23,669	25,354	43,347	47,665

Operating expenses:
Research and development	8,969	8,812	18,083	16,149
Selling, general and administrative	7,199	6,013	13,763	11,672
Litigation	2,040	1,509	3,313	3,044

Total operating expenses	18,208	16,334	35,159	30,865

Income from operations	5,461	9,020	8,188	16,800
Non-operating expense, net	27	23	38	28

Income before income taxes	5,434	8,997	8,150	16,772
Income tax expense (benefit)	96	(5)	132	106

Net income	$5,338	$9,002	$8,018	$16,666

Net income per share:
Basic	$0.22	$0.37	$0.33	$0.69

Diluted	$0.20	$0.34	$0.31	$0.64

Weighted average shares outstanding:
Basic	24,645	24,411	24,549	24,010

Diluted	26,232	26,115	26,153	25,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,018	$16,666
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,989	2,906
Depreciation and amortization	1,335	938
Accretion of discount in short-term investments	(3)	(3)
Loss on disposal of fixed assets	32	0
Provision for doubtful accounts	50	95
Changes in operating assets and liabilities:
Accounts receivable, net	(2,803)	(3,420)
Inventories	(450)	(2,937)
Prepaid expenses and other assets	372	(266)
Accounts payable	2,358	2,172
Accrued liabilities	(1,630)	1

Net cash provided by operating activities	11,268	16,152

Cash flows from investing activities:
Purchases of property and equipment	(1,583)	(4,520)
Purchases of short-term investments	(14,997)	(14,694)
Proceeds from maturities of short-term investments	18,897	7,550

Net cash provided by (used in) investing activities	2,317	(11,664)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,308	8,998
Purchase of treasury stock	0	(2,619)

Net cash provided by financing activities	4,308	6,379

Net increase in cash and cash equivalents	17,893	10,867

Cash and cash equivalents, beginning of period	86,931	69,227

Cash and cash equivalents, end of period	$104,824	$80,094

Supplemental disclosure of cash flows:
Cash (paid for) refunds of income taxes	$(110)	$193

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

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements as of the year then ended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of inventories; and

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions).

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

The Company maintains cash, cash equivalents, and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments maturing in 90 days or less from the date of purchase. Short-term investments are comprised of U.S. Treasury debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity and carried at amortized cost. The following table reconciles the amortized cost to the fair value of investments:

	As of June 30,	As of December 31,
	2011	2010
Amortized cost	$8,999	$12,896
Unrealized losses	0	0

Fair value	$8,999	$12,896

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. The following customers represented more than 10% of net revenue and accounts receivable:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customer	2011	2010	2011	2010	2011	2010
A	24%	31%	27%	32%	21%	31%
B	20%	14%	20%	10%	25%	18%
C	17%	*	15%	*	17%		*
D	11%	*	*	*	12%		*
E	*	*	*	10%	*		*

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
China	58%	50%	54%	49%
Singapore	30	39	32	40
Japan	4	3	6	3
Taiwan	4	3	4	3
United States	2	2	2	2
Other	2	3	2	3

	100%	100%	100%	100%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Cost of revenue	$202	$165	$367	$313
Research and development	841	735	1,604	1,411
Sales, general and administrative	1,027	592	2,018	1,182

Total stock-based compensation expense	2,070	1,492	3,989	2,906
Tax effect of stock-based compensation	0	0	0	0

Effect on net income	$2,070	$1,492	$3,989	$2,906

Effect on basic net income per share	$0.08	$0.06	$0.16	$0.12

Effect on diluted net income per share	$0.08	$0.06	$0.15	$0.11

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

As of June 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits were $6,581 and $6,145, of which $5,645 and $5,275 would affect the effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,338	$9,002	$8,018	$16,666

Denominator:
Weighted average shares outstanding, basic	24,645	24,411	24,549	24,010

Effect of dilutive securities:
Stock options and restricted stock units	1,587	1,704	1,604	1,872

Weighted average shares outstanding, diluted	26,232	26,115	26,153	25,882

Basic net income per share	$0.22	$0.37	$0.33	$0.69

Diluted net income per share	$0.20	$0.34	$0.31	$0.64

Stock options and restricted stock units outstanding in the amount of 1,251 and 575 shares for the three months ended June 30, 2011 and 2010, respectively, and 1,193 and 522 shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. These securities could dilute net income per share in the future.

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

2.	Inventories

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Work-in-process	$9,210	$8,447
Finished goods	6,666	6,944

	$15,876	$15,391

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31	December 31
	June 30, 2011	December 31, 2010
Computer hardware	$2,009	$2,078
Computer software	5,884	5,291
Equipment and furniture	10,444	9,081
Leasehold improvements	3,525	3,247

	21,862	19,697
Less accumulated depreciation and amortization	(13,822)	(12,572)

	$8,040	$7,125

4.	Stock Repurchase Program

The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2011. The Company repurchased 111 shares for $2,619 at an average cost of $23.54 per share including commissions during the three and six months ended June 30, 2010.

As of June 30, 2011, the dollar value of shares that may be purchased under the program was approximately $16,163.

5.	Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact. The accounting standard establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at June 30, 2011 and December 31, 2010.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	unobservable inp	unobservable inp	unobservable inp	unobservable inp
	June 30, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$96,279	$96,279	$0	$0
U.S. treasury securities	8,999	8,999	0	0

Total	$105,278	$105,278	$0	$0

	December 31, 2010
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$78,930	$78,930	$0	$0
US treasury securities	12,896	12,896	0	0

Total	$91,826	$91,826	$0	$0

6.	Litigation

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and as updated in subsequent public filings, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief.

A trial related to our integrated power stage patents, U.S. Patent No. 6,278,264 (the ’264 patent) and U.S. Patent No. 6,462,522 (the ’522 patent), commenced on May 9, 2011 in the United States District Court in the Northern District of California against Defendants. As a result of earlier rulings by the Court and stipulations by the Defendants in the litigation, it had been determined that Defendants’ flip chip integrated power stage products, PX 4640, PX 4642, PX 4650 and PX 4652, infringed all of the asserted claims of the ’264 and ’522 patents.

On May 23, 2011, the United States District Court granted pre-verdict motions for judgment as a matter of law in favor of the Company and dismissed all remaining claims of invalidity as to our ’264 patent and several of the asserted claims of our ’522 patent. On May 24, 2011, Defendants’ remaining claims of invalidity as to the Company’s ’522 patent were then submitted to the jury. Within two hours, the jury returned its unanimous verdict determining that all of the remaining asserted claims of the Company’s ’522 patent were valid and not obvious.

The Company shall pursue damages and enhanced damages for willful infringement against Defendants. There is no guarantee that we will receive significant monetary damages awards or that we will recoup any of our legal expenses. Defendants have announced that they shall appeal these rulings.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action. During the quarter ended June 30, 2011, there has been no further activity relating to the Delaware action.

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

Our net revenue was $104.9 million and $153.6 million in 2009 and 2010, respectively and $75.9 million for the six months ending June 30, 2011. We generated net income of $10.9 million and $28.4 million in 2009 and 2010, respectively, and $8.0 million in the six months ending June 30, 2011. As of June 30, 2011, we had retained earnings of $30.6 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: servers and storage; networking and communications; and consumer and portable. As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011, we have simplified the number of markets we use to evaluate net revenue, and sales in the previously reported desktop and workstation market are now reported in our consumer and portable market. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2011, we estimate that 54% of our net revenue was derived from sales in the server and storage market, 40% from the consumer and portable market and 6% from the networking and communications market. We believe that the most significant portion of our revenues in the second half of 2011 will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the second quarter of 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue. In the second quarter of 2010, two customers each accounted for over 10% of our net revenue, and collectively accounted for 45% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the second quarter and the first quarter of 2011 compared to between 10% and 20% in the second quarter of 2010. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period and have fulfilled our customers’ requirements or when we have limited or insufficient inventories available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. During the second quarter of 2011, sales to international distributors represented 30% of net revenue, compared to 29% in the first quarter of 2011 and 24% in the second quarter of 2010. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has declined over time as we have expanded our internal service capabilities.

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

We purchase our inventories pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventories based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may place orders to manufacture additional inventories that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventories available to meet customer demand. Our inventory levels were $15.9 million at the end of the second quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 4.5 in the second quarter of 2011 compared to 4.0 turns in the first quarter of 2011 and remained flat compared to 4.5 turns in the second quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, field applications engineering, general management, finance, legal and information technology, as well as expenses related to travel and entertainment, professional services, and insurance.

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue for the current year and beyond. Our litigation expenses were approximately $2.0 million in the second quarter of 2011 and $3.3 million for the six months ended June 30, 2011.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2011 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of revenue	43	37	43	38

Gross margin	57	63	57	62

Operating expenses:
Research and development	22	22	24	21
Selling, general and administrative	17	15	18	15
Litigation	5	4	4	4

Total operating expenses	44	41	46	40

Income from operations	13	22	11	22
Non-operating expense, net	0	0	0	0

Income before income taxes	13	22	11	22
Income tax expense (benefit)	0	0	0	0

Net income	13%	22%	11%	22%

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Net Revenue. Net revenue was $41.7 million in the three months ended June 30, 2011 and $40.2 million in the three months ended June 30, 2010, an increase of 4%. The increase in net revenue was primarily due to an increase of $9.0 million in sales to the consumer and portable market, partially offset by decreases of $6.4 million and $1.1 million in sales to the server and storage market and networking and communications market, respectively.

Cost of Revenue and Gross Margin. Cost of revenue was $18.0 million for the three months ended June 30, 2011 and $14.9 million for the three months ended June 30, 2010, an increase of 21%. Gross margin was $23.7 million for the three months ended June 30, 2011 and $25.4 million for the three months ended June 30, 2010, a decrease of 7%. Gross margin as a percentage of net revenue was 57% for the three months ended June 30, 2011 compared to 63% for the three months ended June 30, 2010. The decrease in the gross margin as a percentage of revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to the shift in product mix towards the consumer and portable market, which products currently have a somewhat lower gross margin percentage than products in our other markets. The Company partially mitigated the decrease in gross margin percentage with cost reductions.

Research and Development. Research and development expenses were $9.0 million for the three months ended June 30, 2011 and $8.8 million for the three months ended June 30, 2010, an increase of 2%. The increase was primarily due to the increase in wages and related expenses of $1.0 million, partially offset by a decrease in performance based bonus accruals of $0.4 million and a decrease in product development expenses of $0.4 million.

Selling, General and Administrative. Selling, general and administrative expenses were $7.2 million for the three months ended June 30, 2011 and $6.0 million for the three months ended June 30, 2010, an increase of 20%. The increase was primarily due to increases in wages and related expenses of $0.5 million, professional services of $0.5 million and stock-based compensation of $0.4 million, partially offset by a decrease in performance based bonus accruals of $0.2 million

Litigation. Litigation expenses were approximately $2.0 million for the three months ended June 30, 2011 and $1.5 million for the three months ended June 30, 2010, an increase of 35%. The increase was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $96 thousand for the three months ended June 30, 2011 and the income tax benefit was $5 thousand for the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Net Revenue. Net revenue was $75.9 million in the six months ended June 30, 2011 and $76.5 million in the six months ended June 30, 2010, a decrease of 1%. The decrease in net revenue was primarily due to decreases of $11.7 million and $2.0 million in sales to the server and storage and networking and communications markets, respectively, partially offset by an increase of $13.1 million in sales to the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $32.5 million for the six months ended June 30, 2011 and $28.9 million for the six months ended June 30, 2010, an increase of 13%. Gross margin was $43.3 million for the six months ended June 30, 2010 and $47.7 million for the six months ended June 30, 2010, a decrease of 9%. Gross margin as a percentage of net revenue was 57% for the six months ended June 30, 2011 and 62% for the six months ended June 30, 2010. The decrease in the gross margin percentage as a percentage of revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to the shift in product mix towards the consumer and portable market, which products currently have a somewhat lower gross margin percentage than products in our other markets. The Company partially mitigated the decrease in gross margin percentage with cost reductions.

Research and Development. Research and development expenses were $18.1 million for the six months ended June 30, 2011 and $16.1 million for the six months ended June 30, 2010, an increase of 12%. The increase was primarily due to the increases in wages and related expenses of $2.1 million and product development expenses of $0.2 million, partially offset by a decrease in performance based bonus accruals of $0.5 million

Selling, General and Administrative. Selling, general and administrative expenses were $13.8 million for the six months ended June 30, 2011 and $11.7 million for the six months ended June 30, 2010, an increase of 18%. The increase was primarily due to increases in wages and related expenses of $1.0 million, professional services of $0.5 million and stock-based compensation of $0.8 million, partially offset by a decrease in performance based bonus accruals of $0.5 million.

Litigation. Litigation expenses were approximately $3.3 million for the six months ended June 30, 2011 and $3.0 million for the six months ended June 30, 2010, an increase of 9%. The increase was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $132 thousand and $106 thousand for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $137.5 million, including cash, cash equivalents and short-term investments of $113.8 million, compared to working capital of $121.4 million, including cash, cash equivalents and short-term investments of $99.8 million, as of December 31, 2010. Our cash, cash equivalents and short-term investments increased by $14.0 million in the six months ended June 30, 2011. We currently have no debt and believe that our current cash, cash equivalents, and short term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $11.3 million for the six months ended June 30, 2011, compared to net cash provided of $16.2 million for the six months ended June 30, 2010. Cash provided from operating activities for the six months ended June 30, 2011 was primarily due to net income of $8.0 million and an increase in accounts payable of $2.4 million which was primarily due to increased production levels. The above increases in cash were partially offset by increases in accounts receivable of $2.8 million and a decrease in accrued liabilities of $1.6 million. The increase in accounts receivable was due to increased revenues and the decrease in accrued liabilities was primarily due to the annual payout of profit-dependent accruals. The primary sources of cash from operations for the six months ended June 30, 2010 was primarily due to net income of $16.7 million and an increase in accounts payable of $2.2 million which was primarily due to increased production levels. The increases in cash were partially offset by increases in accounts receivable and inventory of $3.4 million and $2.9 million, respectively. The increase in accounts receivable was due to the increased revenue and the increase in inventory was primarily due to increased production levels.

Our investing activities provided net cash of $2.3 million in the six months ended June 30, 2011, compared to net cash used of $11.7 million in the six months ended June 30, 2010. The primary source of cash for the six months ended June 30, 2011 was from the maturities of short-term investments of $18.9 million, partially offset by purchases of property and equipment and short-term investments of $1.6 million and $15.0 million, respectively. The primary use of cash for the six months ended June 30, 2010 was the purchase of short-term investments and property and equipment of $14.7 million and $4.5 million, respectively, partially offset by maturities of short-term investments of $7.6 million.

Our financing activities provided net cash of $4.3 million for the six months ended June 30, 2011, compared to net cash provided of $6.4 million for the six months ended June 30, 2010. The source of cash for the six months ended June 30, 2011 was from the sales of securities under the stock option and employee stock purchase plan of $4.3 million. The primary source of cash for the six months ended June 30, 2010 was from the sales of securities under the stock option and employee stock purchase plan of $9.0 million, partially offset by $2.6 million to repurchase shares of our common stock.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,938	$1,649	$2,540	$749	$0
Purchase obligations	3,786	3,634	152	0	0

	$8,724	$5,283	$2,692	$749	$0

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

The amounts in the table above exclude $1.4 million of non-current income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended June 30, 2011 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2011, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 8, 2011.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2011, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and as updated in subsequent public filings, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief.

A trial related to our integrated power stage patents, U.S. Patent No. 6,278,264 (the ’264 patent) and U.S. Patent No. 6,462,522 (the ’522 patent), commenced on May 9, 2011 in the United States District Court in the Northern District of California against Defendants. As a result of earlier rulings by the Court and stipulations by the Defendants in the litigation, it had been determined that Defendants’ flip chip integrated power stage products, PX 4640, PX 4642, PX 4650 and PX 4652, infringed all of the asserted claims of the ’264 and ’522 patents.

On May 23, 2011, the United States District Court granted pre-verdict motions for judgment as a matter of law in favor of the Company and dismissed all remaining claims of invalidity as to our ’264 patent and several of the asserted claims of our ’522 patent. On May 24, 2011, Defendants’ remaining claims of invalidity as to the Company’s ’522 patent were then submitted to the jury. Within two hours, the jury returned its unanimous verdict determining that all of the remaining asserted claims of the Company’s ’522 patent were valid and not obvious.

The Company shall pursue damages and enhanced damages for willful infringement against Defendants. There is no guarantee that we will receive significant monetary damages awards or that we will recoup any of our legal expenses. Defendants have announced that they shall appeal these rulings.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action. During the quarter ended June 30, 2011, there has been no further activity relating to the Delaware action.

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

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 8, 2011, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk (*) below.

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

In the past, our net revenue and operating results have fluctuated from quarter to quarter and year to year, and we expect them to continue to do so in the future. A number of factors, many of which are beyond our control, are likely to cause our net revenue and operating results to fluctuate. These factors include, but are not limited to:

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	the volatile nature of the semiconductor industry;

•	changes in the condition of the world economy;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the timing of introductions of competing products or technologies;

•	litigation involving us or our products;

•	disputes regarding intellectual property rights;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to manufacture our products on a timely and cost effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all; and

•	our ability to adequately support our future growth.

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

In the second quarter of 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 72% of our net revenue, and in the second quarter of 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 45% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend on our ability to successfully adapt to new technologies and requirements, and to continue to develop and market new products that achieve market acceptance on a timely and cost-effective basis. For example, a significant number of our products are developed to operate in computing systems that are based on Intel CPU and chipset specifications or architectures, which may be modified from time to time. Some of the factors affecting our ability to compete successfully include, but are not limited to:

•	our ability to timely and effectively address new technologies, power architectures, specifications, industry standards or consumer preferences;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	our ability to effectively recruit, motivate and retain skilled engineering and research and development staff:

•	successful development of relationships with existing and potential new customers; and

•	successful development of relationships with key developers of advanced digital semiconductors.

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

Our inventory levels were $15.9 million at the end of the second quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, increased to 4.5 in the second quarter of 2011 compared to 4.0 turns in the first quarter of 2011, and remained flat compared to 4.5 turns in the second quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 30% of our net revenue in the second quarter of 2011 compared to 24% in the second quarter of 2010. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As disclosed in Item 1 of Part II - Legal Proceedings, we are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation, and are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the three months ended June 30, 2011, our litigation related expenses were approximately $2.0 million. While we believe in the strength of our positions, we are unable to assess the possible outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of June 30, 2011, we had 70 issued patents and 56 patent applications pending in the United States, and one foreign patent and 35 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to March 2029. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. If we fail to effectively protect our intellectual property our business could be harmed.

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

We devote significant time and resources in working with electronic system producers to get our products designed into their systems. If the system producer chooses a competitor’s product for its electronic system, it becomes significantly more difficult for us to sell our products for use in that electronic system because changing suppliers involves significant cost, time, effort, and risk for electronic system producers. If electronic system producers do not design our products into their systems, our business would be materially adversely affected.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the second quarter of 2011, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2010 and during the three months ended June 30, 2011 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases made during the three months ended June 30, 2011 under the Company’s previously announced share repurchase program. As of June 30, 2011, the dollar value of shares that may be purchased under the program was approximately $16,163,000.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.2(4) +	2011 Executive Compensation.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously disclosed as Item 5.02 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2011, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2011	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen stock certificate.

10.2(4) +	2011 Executive Compensation.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

(4)	Previously disclosed as Item 5.02 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2011, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Indicates a management contract or compensatory plan or arrangement.