Form 10-Q
period 2011-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2011-11-01
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2011, the registrant had 24,584,207 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$111,853	$86,931
Short-term investments	5,000	12,896
Accounts receivable, net of allowances of $2,324 and $2,239, respectively	21,166	19,437
Inventories	15,648	15,391
Prepaid expenses and other current assets	2,741	2,693

Total current assets	156,408	137,348
Property and equipment, net	8,317	7,125
Other assets	1,250	1,734

Total assets	$165,975	$146,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,692	$4,107
Accrued liabilities	8,870	11,826

Total current liabilities	13,562	15,933
Lease incentive	386	528
Other long-term liabilities	1,450	1,337

Total liabilities	15,398	17,798

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 27,590 and 27,038 shares issued, respectively 24,687 and 24,383 shares outstanding, respectively	28	27
Additional paid-in capital	146,807	134,656
Retained earnings	37,522	22,562
Treasury stock at cost, 2,903 and 2,655 shares, respectively	(33,780)	(28,836)

Total stockholders’ equity	150,577	128,409

Total liabilities and stockholders’ equity	$165,975	$146,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$41,336	$41,556	$117,210	$118,091
Cost of revenue	17,776	16,053	50,303	44,923

Gross margin	23,560	25,503	66,907	73,168

Operating expenses:
Research and development	9,580	9,116	27,663	25,265
Selling, general and administrative	6,281	6,489	20,044	18,161
Litigation	655	1,483	3,968	4,527

Total operating expenses	16,516	17,088	51,675	47,953

Income from operations	7,044	8,415	15,232	25,215
Non-operating expense (income), net	111	(79)	149	(51)

Income before income taxes	6,933	8,494	15,083	25,266
Income tax (benefit) expense	(9)	127	123	233

Net income	$6,942	$8,367	$14,960	$25,033

Net income per share:
Basic	$0.28	$0.34	$0.61	$1.04
Diluted	$0.26	$0.32	$0.57	$0.97
Weighted average shares outstanding:
Basic	24,806	24,469	24,635	24,163

Diluted	26,198	25,980	26,168	25,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,960	$25,033
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,122	4,712
Depreciation and amortization	2,059	1,511
Accretion of discount in short-term investments	(4)	(5)
Loss on disposal of fixed assets	32	—
Provision for doubtful accounts	17	94
Changes in operating assets and liabilities:
Accounts receivable, net	(1,746)	(6,159)
Inventories	(220)	(2,463)
Prepaid expenses and other assets	436	(437)
Accounts payable	303	912
Accrued liabilities	(2,788)	2,217

Net cash provided by operating activities	19,171	25,415

Cash flows from investing activities:
Purchases of property and equipment	(3,198)	(5,586)
Purchases of short-term investments	(16,996)	(21,492)
Proceeds from maturities of short-term investments	24,896	13,250

Net cash provided by (used in) investing activities	4,702	(13,828)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,094	10,032
Taxes paid related to net share settlement of equity awards	(101)	—
Purchase of treasury stock	(4,944)	(6,714)

Net cash provided by financing activities	1,049	3,318

Net increase in cash and cash equivalents	24,922	14,905
Cash and cash equivalents, beginning of period	86,931	69,227

Cash and cash equivalents, end of period	$111,853	$84,132

Supplemental disclosure of cash flows:
Cash (paid for) refunds of income taxes	$(52)	$86

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements as of the year then ended.

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

	As of September 30, 2011	As of December 31, 2010
Amortized cost	$5,000	$12,896
Unrealized gains (losses)	—	—

Fair value	$5,000	$12,896

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. The following customers represented more than 10% of net revenue and accounts receivable:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customer	2011	2010	2011	2010	2011	2010
A	23%	27%	25%	31%	25%	31%
B	20%	15%	20%	12%	25%	18%
C	19%	11%	17%	*	16%	*
D	11%	*	10%	*	*	*

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
China	62%	54%	57%	50%
Singapore	28	33	31	38
Taiwan	3	3	3	3
Japan	2	4	4	3
United States	2	2	2	2
Germany	1	3	1	2
Other	2	1	2	2

	100%	100%	100%	100%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Cost of revenue	$204	$123	$571	$436
Research and development	865	1,008	2,469	2,419
Sales, general and administrative	1,064	675	3,082	1,857

Total stock-based compensation expense	2,133	1,806	6,122	4,712
Tax effect of stock-based compensation	—	—	—	—

Effect on net income	$2,133	$1,806	$6,122	$4,712

Effect on basic net income per share	$0.09	$0.07	$0.25	$0.20

Effect on diluted net income per share	$0.08	$0.07	$0.23	$0.18

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

As of September 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits were $6,825 and $6,145, of which $5,852 and $5,275 would affect the effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$6,942	$8,367	$14,960	$25,033

Denominator:
Weighted average shares outstanding, basic	24,806	24,469	24,635	24,163

Effect of dilutive securities:
Stock options and restricted stock units	1,392	1,511	1,533	1,752

Weighted average shares outstanding, diluted	26,198	25,980	26,168	25,915

Basic net income per share	$0.28	$0.34	$0.61	$1.04

Diluted net income per share	$0.26	$0.32	$0.57	$0.97

Stock options and restricted stock units outstanding in the amount of 1,672 and 1,040 shares for the three months ended September 30, 2011 and 2010, respectively, and 1,325 and 800 shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. These securities could dilute net income per share in the future.

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

2.	Inventories

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Work-in-process	$8,215	$8,447
Finished goods	7,433	6,944

	$15,648	$15,391

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Computer hardware	$2,037	$2,078
Computer software	6,054	5,291
Equipment and furniture	11,223	9,081
Leasehold improvements	3,546	3,247

	22,860	19,697
Less accumulated depreciation and amortization	(14,543)	(12,572)

	$8,317	$7,125

4.	Stock Repurchase Program

Under the Company’s previously announced stock repurchase program, the Company repurchased 248 shares for $4,944 at an average cost of $19.94 per share including commissions during the three and nine months ended September 30, 2011. The Company repurchased 209 shares for $4,095 at an average cost of $19.64 per share including commissions during the three months ended September 30, 2010. The Company repurchased 320 shares for $6,714 at an average cost of $21.00 per share including commissions during the nine months ended September 30, 2010.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three and nine months ended September 30, 2011 have been reported as treasury stock. As of September 30, 2011, the remaining dollar value of shares that may be purchased under the program was approximately $11,220.

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at September 30, 2011 and December 31, 2010.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	September 30, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$103,650	$103,650	$—	$—
U.S. treasury securities	5,000	5,000	—	—

Total	$108,650	$108,650	$—	$—

	December 31, 2010
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$78,930	$78,930	$—	$—
US treasury securities	12,896	12,896	—	—

Total	$91,826	$91,826	$—	$—

6.	Litigation

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

A trial related to our integrated power stage patents, U.S. Patent No. 6,278,264 (the ‘264 patent) and U.S. Patent No. 6,462,522 (the ‘522 patent) was held in May 2011, from which the court and a unanimous jury found that all asserted claims of Volterra’s patents, previously found to have been infringed by Defendant’s accused products, were also valid and not obvious. At a subsequent hearing on September 9, the court ruled in Volterra’s favor on two post-trial motions filed by the Defendants seeking a new trial and seeking to certify the case for immediate appeal. As a result of the denial of Defendants’ motions, the court agreed to move forward with Volterra’s claims against Defendants for damages and willful infringement. A trial on these issues is scheduled to begin on June 18, 2012.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action. During the quarter ended September 30, 2011, there has been no further activity relating to the Delaware action.

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

Our net revenue was $104.9 million and $153.6 million in 2009 and 2010, respectively and $117.2 million for the nine months ending September 30, 2011. We generated net income of $10.9 million and $28.4 million in 2009 and 2010, respectively, and $15.0 million in the nine months ending September 30, 2011. As of September 30, 2011, we had retained earnings of $37.5 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: servers and storage; networking and communications; and consumer and portable. As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011, we have simplified the number of markets we use to evaluate net revenue, and sales in the previously reported desktop and workstation market are now reported in our consumer and portable market. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the third quarter of 2011, we estimate that 55% of our net revenue was derived from sales in the server and storage market, 38% from the consumer and portable market and 7% from the networking and communications market. We believe that the most significant portion of our revenues in the second half of 2011 will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the third quarter of 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for 73% of our net revenue. In the third quarter of 2010, three customers each accounted for over 10% of our net revenue, and collectively accounted for 53% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues come from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 5% and 15% in the third quarter of 2011 compared to between 15% and 25% in the second quarter of 2011 and between 10% and 20% in the third quarter of 2010. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period and have fulfilled our customers’ requirements or when we have limited or insufficient inventories available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. During the third quarter of 2011, sales to international distributors represented 27% of net revenue, compared to 30% in the second quarter of 2011 and 24% in the third quarter of 2010. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve. Our use of distributors has declined over time as we have expanded our internal service capabilities.

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

We purchase our inventories pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventories based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may place orders to manufacture additional inventories that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventories available to meet customer demand. Our inventory levels were $15.6 million at the end of the third quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, were 4.5 in the second and third quarters of 2011, compared to 5.0 turns in the third quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II—Legal Proceedings, and such legal proceedings may continue for the current year and beyond. Our litigation expenses were approximately $0.7 million in the third quarter of 2011 and $4.0 million for the nine months ended September 30, 2011.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2011 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of revenue	43	39	43	38

Gross margin	57	61	57	62

Operating expenses:
Research and development	23	22	24	22
Selling, general and administrative	15	15	17	15
Litigation	2	4	3	4

Total operating expenses	40	41	44	41

Income from operations	17	20	13	21
Non-operating expense (income), net	—	—	—	—

Income before income taxes	17	20	13	21
Income tax (benefit) expense	—	—	—	—

Net income	17%	20%	13%	21%

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Net Revenue. Net revenue was $41.3 million in the three months ended September 30, 2011 and $41.6 million in the three months ended September 30, 2010, a decrease of 1%. The decrease in net revenue was primarily due to decreases of $4.3 million and $1.3 million in sales to the server and storage market and networking and communications market, respectively, partially offset by an increase of $5.3 million in sales to the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $17.8 million for the three months ended September 30, 2011 and $16.1 million for the three months ended September 30, 2010, an increase of 11%. Gross margin was $23.6 million for the three months ended September 30, 2011 and $25.5 million for the three months ended September 30, 2010, a decrease of 8%. Gross margin as a percentage of net revenue was 57% for the three months ended September 30, 2011 compared to 61% for the three months ended September 30, 2010. The decrease in gross margin as a percentage of revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to the shift in product mix towards the consumer and portable market, which products currently have somewhat lower gross margin percentage than products in our other markets. The Company partially mitigated the decrease in gross margin percentage with cost reductions.

Research and Development. Research and development expenses were $9.6 million for the three months ended September 30, 2011 and $9.1 million for the three months ended September 30, 2010, an increase of 5%. The increase was primarily due to the increase in wages and related expenses of $0.8 million and an increase in product development expenses of $0.5 million, partially offset by a decrease in performance based bonus expenses of $0.5 million. The decrease in performance based bonus accruals included the reversal of $0.1 million of expenses previously accrued in the first half of 2011 due to the performance criteria no longer considered probable of being achieved.

Selling, General and Administrative. Selling, general and administrative expenses were $6.3 million for the three months ended September 30, 2011 and $6.5 million for the three months ended September 30, 2010, a decrease of 3%. The decrease was primarily due to a decrease in performance based bonus expense of $1.2 million, which included the reversal of $0.5 million of expenses previously accrued in the first half of 2011 due to the performance criteria no longer considered probable of being achieved. The decrease in performance based bonus accruals was partially offset by increases in wages and related expenses of $0.2 million, professional services expense of $0.4 million and stock-based compensation expenses of $0.4 million.

Litigation. Litigation expenses were approximately $0.7 million for the three months ended September 30, 2011 and $1.5 million for the three months ended September 30, 2010, a decrease of 56%. The decrease was primarily due to the decrease in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II—Legal Proceedings.

Provision for Income Tax. Income tax benefit was $9 thousand for the three months ended September 30, 2011 and the income tax provision was $127 thousand for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Net Revenue. Net revenue was $117.2 million in the nine months ended September 30, 2011 and $118.1 million in the nine months ended September 30, 2010, a decrease of 1%. The decrease in net revenue was primarily due to decreases of $16.6 million and $3.7 million in sales to the server and storage and networking and communications markets, respectively, partially offset by an increase of $19.4 million in sales to the consumer and portable market.

Cost of Revenue and Gross Margin. Cost of revenue was $50.3 million for the nine months ended September 30, 2011 and $44.9 million for the nine months ended September 30, 2010, an increase of 12%. Gross margin was $66.9 million for the nine months ended September 30, 2011 and $73.2 million for the nine months ended September 30, 2010, a decrease of 9%. Gross margin as a percentage of net revenue was 57% for the nine months ended September 30, 2011 and 62% for the nine months ended September 30, 2010. The decrease in the gross margin percentage as a percentage of revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the shift in product mix towards the consumer and portable market, which products currently have a somewhat lower gross margin percentage than products in our other markets. The Company partially mitigated the decrease in gross margin percentage with cost reductions.

Research and Development. Research and development expenses were $27.7 million for the nine months ended September 30, 2011 and $25.3 million for the nine months ended September 30, 2010, an increase of 9%. The increase was primarily due to the increases in wages and related expenses of $2.9 million and product development expenses of $0.7 million partially offset by a decrease in performance based bonus expense of $1.0 million.

Selling, General and Administrative. Selling, general and administrative expenses were $20.0 million for the nine months ended September 30, 2011 and $18.2 million for the nine months ended September 30, 2010, an increase of 10%. The increase was primarily due to increases in wages and related expenses of $1.2 million, professional services expense of $0.9 million and stock-based compensation expense of $1.2 million partially offset by a decrease in performance based bonus expense of $1.7 million.

Litigation. Litigation expenses were approximately $4.0 million for the nine months ended September 30, 2011 and $4.5 million for the nine months ended September 30, 2010, an decrease of 12%. The decrease was primarily due to the decrease in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 1 of Part II—Legal Proceedings.

Provision for Income Tax. Income tax provision was $123 thousand and $233 thousand for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $142.8 million, including cash, cash equivalents and short-term investments of $116.9 million, compared to working capital of $121.4 million, including cash, cash equivalents and short-term investments of $99.8 million, as of December 31, 2010. Our cash, cash equivalents and short-term investments increased by $17.0 million in the nine months ended September 30, 2011. We currently have no debt and believe that our current cash, cash equivalents, and short term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $19.2 million for the nine months ended September 30, 2011, compared to net cash provided of $25.4 million for the nine months ended September 30, 2010. Cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to net income of $15.0 million. The above increases in cash were partially offset by increases in accounts receivable of $1.7 million and a decrease in accrued liabilities of $2.8 million. The increase in accounts receivable was due to the timing of collections and the decrease in accrued liabilities was primarily due to a decrease in legal accruals and a decrease in profit-dependent accruals. The primary sources of cash from operations for the nine months ended September 30, 2010 was primarily due to net income of $25.0 million and an increase in accrued liabilities of $2.2 million. The increase in accrued liabilities is primarily due to profit-dependent accruals of $1.6 million. The above increases in cash were partially offset by increases in accounts receivable and inventories of $6.2 million and $2.5 million, respectively. The increase in accounts receivable was primarily due to increased revenues and the increase in inventories was primarily due to higher production levels.

Our investing activities provided net cash of $4.7 million in the nine months ended September 30, 2011, compared to net cash used of $13.8 million in the nine months ended September 30, 2010. The primary source of cash for the nine months ended September 30, 2011 was from the maturities of short-term investments of $24.9 million, partially offset by purchases of property and equipment and short-term investments of $3.2 million and $17.0 million, respectively. The primary use of cash for the nine months ended September 30, 2010 was the purchase of short-term investments and property, and equipment and other assets of $21.5 million and $5.6 million, respectively, partially offset by the maturity of short-term investments of $13.3 million.

Our financing activities provided net cash of $1.0 million for the nine months ended September 30, 2011, compared to net cash provided of $3.3 million for the nine months ended September 30, 2010. The source of cash for the nine months ended September 30, 2011 was from proceeds received from the sales of securities under the stock option and employee stock purchase plan of $6.1 million, partially offset by repurchases of our common stock of $4.9 million. The source of cash for the nine months ended September 30, 2010 was from proceeds received from the sales of securities under the stock option and employee stock purchase plan of $10.0 million, partially offset by $6.7 million to repurchase shares of our common stock.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011 (in thousands) and the periods in which such obligations are expected to be settled:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,489	$1,651	$2,328	$510	$—
Purchase obligations	2,532	2,431	101	—	—

	$7,021	$4,082	$2,429	$510	$—

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

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the nine months ended September 30, 2011 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2011, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 8, 2011.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2011, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A trial related to our integrated power stage patents, U.S. Patent No. 6,278,264 (the ‘264 patent) and U.S. Patent No. 6,462,522 (the ‘522 patent) was held in May 2011, from which the court and a unanimous jury found that all asserted claims of Volterra’s patents, previously found to have been infringed by Defendant’s accused products, were also valid and not obvious. At a subsequent hearing on September 9, the court ruled in Volterra’s favor on two post-trial motions filed by the Defendants seeking a new trial and seeking to certify the case for immediate appeal. As a result of the denial of Defendants’ motions, the court agreed to move forward with Volterra’s claims against Defendants for damages and willful infringement. A trial on these issues is scheduled to begin on June 18, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On January 13, 2011, the Delaware Court ordered a stay of the Delaware proceedings, pending final resolution of the California action. During the quarter ended September 30, 2011, there has been no further activity relating to the Delaware action.

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

For example, as reflected in Part II—Market Information and Stockholders of our Annual Report on Form 10-K for the year ended December 31, 2010, the high and low of our stock price during the fiscal year ended December 31, 2010 fluctuated significantly within each period. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

In 2010 and the first three quarters of 2011, a significant portion of our net revenue was derived from the sale of our products in the server and storage markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the consumer and networking markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In the third quarter of 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 73% of our net revenue, and in the third quarter of 2010, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 53% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

Our customers may be impacted by the recent natural disasters in Asia, which may have an adverse impact on our business.*

In March 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Certain of the Company’s customers are located in Japan, and to the extent that these customers’ operations are damaged or subject to production delays, this may adversely impact our ability to ship products to these areas and could affect the Company’s financial condition and operating results. In addition, Thailand has experienced devastating floods in certain parts of the country that has or could cause significant damage to the country’s infrastructure. Volterra has one assembly and test subcontractor with operations in that country, which if impacted by the flood conditions, could potentially delay or impact the manufacture of our products and have an adverse effect on our operations. Furthermore, public health issues, acts of terrorism or other catastrophic events could significantly delay the production or shipment of our products.

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

Our inventory levels were $15.6 million at the end of the third quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, were 4.5 in the second and third quarters of 2011, compared to 5.0 turns in the second quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 27% of our net revenue in the third quarter of 2011 compared to 24% in the third quarter of 2010. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As disclosed in Item 1 of Part II—Legal Proceedings, we are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Primarion, Inc., Infineon Technologies AG and Infineon Technologies North America Corporation, and are also involved in a patent infringement lawsuit in the United States District Court for the District of Delaware against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources, and in the three months ended September 30, 2011, our litigation related expenses were approximately $0.7 million. While we believe in the strength of our positions, we are unable to assess the possible outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of September 30, 2011, we had 75 issued patents and 61 patent applications pending in the United States, and one foreign patent and 43 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to March 2030. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. If we fail to effectively protect our intellectual property our business could be harmed.

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

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.*

Our principal offices are located in California, and we rely on foundries and assembly and test subcontractors in Malaysia, Philippines, Singapore, Taiwan, Thailand and China. The risk of natural disasters in these Pacific Rim locations is significant, as highlighted by the severe earthquake and tsunami that struck the northeast coast of Japan in March 2011 or the flooding that has devastated certain parts of Thailand since July 2011. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. Any disruption resulting from such events could cause significant delays in the shipment of our products until we are able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the third quarter of 2011, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2010 and during the three months ended September 30, 2011 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2011 to July 31, 2011	—	$—	—	$16,163,271
August 1, 2011 to August 31, 2011	56,300	$19.83	56,300	$15,046,880
September 1, 2011 to September 30, 2011	191,584	$19.97	191,584	$11,219,994

Total	247,884	$19.94	247,884

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase up to $45 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, increased such program by $5 million as publicly announced on October 20, 2008, increased such program by an additional $5 million as publicly announced on April 24, 2009, increased such program by an additional $10 million as publicly announced on May 20, 2010, and increased such program by an additional $15 million as publicly announced on October 22, 2010. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2011	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.