Form 10-K
period 2011-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2012-03-06
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $410,305,139 based on a closing price of $24.66 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2012, there were 25,072,011 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

As Moore’s Law suggests, the size of each transistor is decreasing as the number of transistors per semiconductor continues to increase. Smaller transistors generally require lower operating voltages that must be delivered with greater accuracy. At the same time, semiconductors are operating at faster speeds to achieve higher performance levels. More transistors and higher speeds generally require higher current and a more dynamic power supply. This means new power management solutions must be capable of supporting lower voltages with improved accuracy, higher currents, and faster dynamic response.

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

Our Products and Markets

Our analog and mixed signal power management semiconductor products are primarily used in computing, storage, networking, and consumer markets that require peak voltage regulating performance.

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

Although our key customer base has grown and we expect it to continue to broaden, our sales are concentrated with a relatively small group of customers. In 2011, IBM Corp., Hon Hai Precision Industry Co., Silicon Application Corp., and Flextronics Manufacturing (Hong Kong) Ltd. each accounted for over 10% of our net revenue, and collectively accounted for 72% of our net revenue. In 2010, IBM Corp. and Hon Hai Precision Industry Co. each accounted for over 10% of our net revenue, and collectively accounted for 43% of our net revenue. In 2009, IBM Corp. Silicon Application Corp. and Promate Electronic Co. each accounted for over 10% of our net revenue, and collectively accounted for 65% of our net revenue. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

A significant portion of our revenue is derived from international sales. We sell our products to customers in North America directly through our internal sales force, and to international customers both directly through our internal sales force and indirectly through distributors. International sales accounted for 98% of our net revenue in 2011, 2010 and 2009. We report our net revenue by geographic areas according to the destination to which our products are shipped, although such geographic area may not be the same geographic area in which such product is ultimately used. A further description of this geographic breakdown is included in Note 2(f) to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” below.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2011, our principal foundries and assembly and test subcontractors were located in China, Malaysia, Philippines, Singapore, Taiwan and Thailand.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments. We do not recognize revenue from these products until they are shipped to the customer after receipt of a firm purchase order. In addition, because we sell a substantial portion of our products to distributors and outsourced suppliers and not directly to electronic system producers, we have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.

Research and Development

Our research and development efforts are focused on strengthening our market position by continually enhancing our proprietary power system architecture and expanding our mixed-signal and system-level design capabilities. We also look to advance our CMOS wafer fabrication process expertise and packaging technologies, and focus on the discovery of new markets for our core technological competencies. Through these efforts, we seek to introduce new products to address new market opportunities, to further reduce our design and manufacturing cost and to continue to improve the cost effectiveness, size, and performance of our solutions. If we are unable to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements, our business, operating results and financial condition would be negatively affected.

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

Research and development expense was $37.4 million, $35.0 million, and $26.6 million in 2011, 2010, and 2009, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2011, we had 81 issued patents and 64 patent applications pending in the United States, and one issued foreign patent and 43 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to January 2030. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

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

As initially disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, and as updated in subsequent public filings, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation, and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief.

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. The court agreed to move forward with Volterra’s claims against Defendants for damages and willful infringement, initially setting a trial date for June 2012. Following a hearing on December 22, 2011, the damages trial was re-scheduled to begin November 1, 2012.

As initially disclosed in our Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On December 7, 2011, the Delaware Court granted Volterra’s motion to transfer the case back to the United Stated District Court, Northern District of California where an initial case management conference is pending.

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

We consider our primary competitors to include Infineon Technologies, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. We believe we compete favorably on the basis of performance, integration, form factor and cost.

Employees

As of December 31, 2011, we had 271 full-time employees. There were 149 employees in research and development, 57 in sales, marketing and field services, 32 in general, administration and finance and 33 in operations. We believe we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of February 1, 2012, were as follows:

Name	Age	Position
Jeffrey Staszak	58	President, Chief Executive Officer and Director
Mike Burns	45	Senior Vice President, Chief Financial Officer and Treasurer
William Numann	55	Senior Vice President, Server and Storage and Communications Product Groups
Craig Teuscher	44	Senior Vice President, Notebook Product Group
Thomas Truman	44	Vice President of Worldwide Sales

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

Mike Burns joined Volterra in August 2007 as Vice President of Finance, Chief Financial Officer and Treasurer, and currently serves as our Senior Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining Volterra, Mr. Burns served in various capacities within the finance organization at Intel Corporation, a semiconductor manufacturer, from 1992 to August 2007, most recently as Finance Director and Controller of Intel Capital. Mr. Burns earned his B.A. in economics and M.S. in industrial engineering from Stanford University, and his M.B.A. from the University of California at Berkeley’s Haas School of Business.

William Numann joined Volterra in November 2000, and he currently serves as our Senior Vice President, Server and Storage and Communications Product Groups. Mr. Numann previously served as our Senior Vice President of New Product Development, and as our Vice President of Marketing. Prior to joining Volterra, Mr. Numann was Vice President of Standard Products of Supertex, Inc., a semiconductor company, from October 1997 to October 2000. From June 1985 to September 1997, Mr. Numann served as Product Marketing and Applications Director at Siliconix, Inc., a semiconductor company. Mr. Numann holds a B.S.E.E. and an M.B.A. from Rensselaer Polytechnic Institute.

Craig Teuscher co-founded Volterra in 1996, and he currently serves as our Senior Vice President, Notebook Product Group. Dr. Teuscher previously served as our Senior Vice President of Operations, Manufacturing Engineering and Quality Assurance, Vice President of Worldwide Sales and Applications Engineering, and Vice President of Sales and Applications Engineering. Dr. Teuscher holds a B.S.E.E. from Princeton University and an M.S.E.E. and Ph.D. in electrical engineering from the University of California at Berkeley.

Thomas Truman joined Volterra in 2004 and currently serves as our Vice President of Worldwide Sales. Dr. Truman previously served as our Vice President of North American and European Sales. Prior to joining Volterra, Dr. Truman worked in marketing and product management roles at Agere Systems and Internet Photonics, and was a Distinguished Member of Technical Staff at Bell Laboratories. Dr. Truman received a B.S. and M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley, and a Ph.D. in Electrical Engineering and Computer Science, with a minor in Management of Technology from the University of California at Berkeley.

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

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003. While we have historically experienced year over year revenue growth, the rate of revenue growth has fluctuated significantly over such periods. Between 2010 and 2011, our annual net revenue increased 2% from $153.6 million to $156.0 million. Between 2009 and 2010, our annual net revenue increased 46% from $104.9 million to $153.6 million. We expect our quarterly and annual revenue to continue to fluctuate. Our net revenue may decline on a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

For example, as reflected in Part II – Market Information and Stockholders, the high and low of our stock price during the fiscal year ended December 31, 2011 fluctuated significantly within each period. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns, and if demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or to expand into new markets, our business would be harmed.

In 2011, a significant portion of our net revenue was derived from the sale of our products in the server and storage and notebook markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the networking and communications markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them could significantly reduce our net revenue and adversely affect our operating results.

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

In 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 72% of our net revenue. In 2010, two customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 43% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

Our customers may be impacted by the recent natural disasters throughout the world, which may have an adverse impact on our business.

In 2011, parts of Japan and Thailand were hit with natural disasters that caused significant damage to the regions, the infrastructure and their economies. These types of natural disasters can affect important international customers, as our ability to manufacture products for, or ship products to these customers could be impacted. Similarly, the customers’ own supply chains, operations or facilities in such areas could be impacted, which could affect order patterns or activity. Both of these events could affect our financial condition and operating results.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance or comply with prevailing technological standards, our operating results and competitive position could be harmed.

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

To ensure availability of our products for our customers, we typically start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, because we sell our products to distributors and outsourced suppliers and not always directly to electronic system producers, we may have more limited visibility into ultimate product demand, which makes forecasting more difficult for us. We incur inventory and manufacturing costs in advance of anticipated revenue. Demand for our products may not materialize and if we overestimate customer demand for our products, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and obsolescence and may increase our costs. Similarly, if we underestimate demand, we may not have sufficient product inventories and may lose market share and damage customer relationships, which also could harm our business.

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

Our inventory levels were $14.7 million at December 31, 2011. Inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.4 turns in the fourth quarter of 2011 compared to 4.5 turns in the third quarter of 2011 and increased compared to 3.7 turns in the fourth quarter of 2010. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 27% of our net revenue in 2011 and 2010. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

None of our outstanding accounts receivables are covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change, certain of our customers may face liquidity issues and may be unable or unwilling to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

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

We consider our primary competitors to include Infineon Technologies, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion, and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost.

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

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. As disclosed in Item 1 of Part II – Legal Proceedings, we filed a patent infringement lawsuit in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation and Primarion, Inc. We are also involved in a patent infringement lawsuit in the United States District Court for the Northern District of California against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions or any similar action could consume significant financial and other resources. In the twelve months ended December 31, 2011, our litigation related expenses were approximately $4.7 million. While we believe in the strength of our positions, we are unable to assess the possible outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of December 31, 2011 we had 81 issued patents and 64 patent applications pending in the United States, and one issued foreign patent and 43 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to January 2030. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. If we fail to effectively protect our intellectual property, our business could be harmed.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Advanced Semiconductor Engineering, Amkor Technology, Carsem, JCAP, SilTech, STATS ChipPAC Ltd. and UTAC, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with such laws, our customers may refuse to purchase our products. Such refusal or delay could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to our Manufacturing and Development Activities

Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products and increases our exposure to third party solvency risks, which could harm our business.

We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as GlobalFoundries and Taiwan Semiconductor Manufacturing Corporation (TSMC). The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:

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

We rely on third-party subcontractors, such as Advanced Semiconductor Engineering, Amkor Technology, Carsem, JCAP, SilTech, STATS ChipPAC Ltd. and UTAC, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed-upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which could damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

Our products are highly complex and may require modifications to resolve previously undetected design or process errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain previously undetected errors or defects in design that are discovered in the manufacturing or assembly process that may significantly affect yields or quality. If we deliver products with undiscovered errors or defects, these products may be the subject of a warranty claim and we may suffer a reduction in or deferral of our revenue as a result of significant product returns and our operating results and financial position could be materially impacted. We may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and operating results may be adversely impacted. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customer, we may be expected to agree upon additional terms and conditions of sale regarding product quality or product defects which may increase our costs, obligations and liabilities in connection with our product sales. Although we maintain insurance coverage consistent with customary industry practice to defray potential costs from lawsuits, including lawsuits arising from product liability, if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

Our principal offices are located in California and we rely on foundries and assembly and test subcontractors in China, Malaysia, Philippines, Singapore, Taiwan and Thailand. The risk of natural disasters in these Pacific Rim locations is significant. The occurrence of an earthquake, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. Any disruption resulting from such events could cause significant delays in the shipment of our products until we were able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

•

it can typically take an additional 6 to 12 months to complete commercial introduction of the electronic systems that use our products, and in some cases such introduction may take substantially more time to complete, if they are introduced at all;

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

A number of our customers are multinational corporations, with operations located throughout the world. In 2011, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in Japan, Singapore, Taiwan, China and the

United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2011 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 73,111 square feet in Fremont, California, under a lease that expires in 2015, with an option to renew in 2014. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 9,000 square feet in Singapore under leases that expire in 2012. We also lease properties throughout the United States, Asia and in Europe for use as sales, research and development, business development or applications support offices. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate any foreseeable expansion of our operations in the current fiscal year.

Item 3.	Legal Proceedings

From time to time we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

As initially disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, and as updated in subsequent public filings, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation, and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief.

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. The court agreed to move forward with Volterra’s claims against Defendants for damages and willful infringement, initially setting a trial date for June 2012. Following a hearing on December 22, 2011, the damages trial was re-scheduled to begin November 1, 2012.

As initially disclosed in our Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On December 7, 2011, the Delaware Court granted Volterra’s motion to transfer the case back to the United Stated District Court, Northern District of California where an initial case management conference is pending.

While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible gains or losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “VLTR.” The following table sets forth the high and low sales prices (based on daily closing prices) of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2011:
Fourth quarter ended December 31	$25.74	$18.20
Third quarter ended September 30	$26.42	$19.23
Second quarter ended June 30	$26.40	$21.77
First quarter ended March 31	$26.85	$22.20

Year ended December 31, 2010:
Fourth quarter ended December 31	$24.75	$18.74
Third quarter ended September 30	$27.83	$18.86
Second quarter ended June 30	$28.27	$20.69
First quarter ended March 31	$26.19	$17.47

The closing price for our common stock as reported by the Nasdaq Global Select Market on January 31, 2012 was $30.18 per share. As of January 31, 2012, there were approximately 362 registered stockholders of record of our common stock.

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index. An investment of $100 (assuming reinvestment of all dividends) is assumed to have been made in our common stock on or in these indexes on December 31, 2006 and its relative performance is tracked through December 31, 2011. We have not paid any dividends on our common stock during this period. The stock price information shown on the graph below is not indicative of future price performance.

The information contained in the Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Dividends

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our share repurchase activity for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share2	Total Number of Shares Purchased as Part of Publicly Announced Program1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2011 to October 31, 2011	109,686	$19.59	109,686	$9,071,450
November 1, 2011 to November 30, 2011	13,081	$24.03	13,081	$8,757,110
December 1, 2011 to December 31, 2011	17,057	$24.27	17,057	$8,343,169

Total	139,824	$20.57	139,824

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, and further increased such authorization on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, such that the total aggregate size of our program is $45 million. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2011, 2010, and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share data)
Statements of Income Data:
Net revenue	$155,986	$153,634	$104,937	$104,155	$74,689
Net income	$20,644	$28,440	$10,940	$14,258	$313
Basic net income per share	$0.84	$1.18	$0.48	$0.60	$0.01
Diluted net income per share	$0.79	$1.10	$0.45	$0.57	$0.01
Weighted average shares outstanding, basic	24,654	24,195	22,968	23,750	24,332
Weighted average shares outstanding, diluted	26,163	25,878	24,383	25,201	26,302

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$126,733	$99,827	$73,776	$57,354	$47,414
Current assets	$166,752	$137,348	$101,423	$85,602	$67,681
Total assets	$175,716	$146,207	$106,442	$91,292	$74,095
Total stockholders’ equity	$159,221	$128,409	$91,803	$75,913	$63,358

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our net revenue was $156.0, $153.6, and $104.9 million in 2011, 2010, and 2009, respectively. We generated net income of $20.6, $28.4, and $10.9 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, we had retained earnings of $43.2 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: servers and storage; networking and communications; and consumer and portable. As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 8, 2011, we have simplified the number of markets we use to evaluate net revenue, and sales in the previously reported desktop and workstation market are now reported in our consumer and portable market. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In 2011, we estimate that 58% of our net revenue was derived from sales in the server and storage market, 35% from the consumer and portable market and 7% from the networking and communications market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In 2011, IBM Corp., Hon Hai Precision Industry Co., Silicon Application Corp. and Flextronics Manufacturing (Hong Kong) LTD each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue and 75% of our accounts receivable. In 2010, IBM Corp. and Hon Hai Precision Industry Co., each accounted for more than 10% of our net revenue, and collectively accounted for 43% of our net revenue and 49% of our accounts receivable. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 10% and 20% in the fourth quarter of 2011 and 2010. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. Sales to international distributors represented 27% of net revenue in 2011 and 2010. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $14.7 million at the end of the fourth quarter of 2011, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, decreased to 4.4 in the fourth quarter of 2011 compared to 4.5 turns in third quarter of 2011 and increased from 3.7 turns in the fourth quarter of 2010. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, applications engineering, general management, finance, human resources and information technology, as well as expenses related to professional services, insurance and business travel.

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 3. Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. In 2011, our litigation expenses were approximately $4.7 million.

Our income tax provision is dependent on our estimated annual effective tax rate. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations. Additionally, our annual effective tax rate may also be impacted by any future utilization of available net operating loss carryforwards to offset taxable income, the utilization of tax credit carry forwards to offset income tax in the U.S. and changing statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realized. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

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

We track historical rates of return by identifying the period in which the returned products were originally shipped. We then compute a historical sales return rate for prior quarterly periods. To determine the estimated return rate for any period, this historical sales return rate may be adjusted for unusual past returns experience related to specific quality issues or other unusual circumstances that are not expected to recur, and consideration of any current information about known product failure rates or business developments. Based on this historical data as well as current business expectations, we estimate sales returns. While we believe our methodology enables us to make reasonable estimates of sales returns, because of the inherent nature of estimates and our limited historical experience, there is a risk that there could be significant differences between actual amounts and our estimates. A significant difference between actual amounts and our estimates could significantly impact our reported operating results.

Inventory Valuation.    Inventory is valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. We record provisions for inventories for excess or obsolete work-in-process and finished goods. Newly developed products are generally not valued until they have been qualified for manufacturing and success in the marketplace has been demonstrated through sales and backlog, among other factors. Until products have been qualified for manufacturing and success in the marketplace has been demonstrated, costs associated with these products are generally considered period costs and expensed to research and development. In addition to provisions based on newly introduced parts, statistical and judgmental assessments are made for the remaining inventory based on assumptions about future demand. We identify excess and obsolete inventory by analyzing inventory aging, recent sales, order backlog, and demand forecasts. Based on these and other factors, we estimate on an individual product basis the net realizable value of our inventory. Net realizable value is determined as the forecast sales of the product less the estimated cost of disposal. We reduce the carrying value to estimated net realizable value if it is less than standard cost. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the markets we serve, provide us with the ability to make reliable estimates. If actual market conditions and resulting product sales were to be less favorable than our projections, additional inventory provisions may be required that could adversely affect our operating results.

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

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains, and losses, differences arise between the amount of taxable income and pretax financial income for a reporting period and between the tax basis of assets or liabilities and their reported amounts in the financial statements. It is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively. The difference between the tax basis of an asset or a liability and its reported amount in the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. This gives rise to deferred tax assets and liabilities. We have established a full valuation allowance against our domestic deferred tax assets for all periods since inception.

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

We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options under our stock option plans and rights granted under the 2004 Employee Stock Purchase Plan (ESPP). The determination of the fair value of share based payment awards utilizing the Black-Scholes option pricing model is affected by our stock price and a number of assumptions including expected term, and volatility. We estimate these key assumptions using historical information and judgment regarding Company-specific and market factors and trends. When estimating expected volatility, we consider the historical volatility of our stock and implied volatility on traded options on our stock. Prior to 2009, due to the limited history of trading and lack of liquidity in both the market for our stock and options on our stock, we also considered the implied volatility on a group of peer companies to develop our estimates as well as other factors. Option grants typically vest over four years to provide long-term compensation and a retention incentive to employees. To estimate the expected term of options granted, we consider the contractual life and vesting period of the option, historical exercise behavior of our employees, and other factors. After determination of the fair value of the awards, the amount of expense that we recognize is affected by the estimated award forfeiture rate. If the estimates for these key inputs are changed over time, the amounts recorded for future stock-based compensation arrangements may increase, which could materially adversely affect our results of operations.

To determine the compensation expense related to restricted stock unit awards under our 2004 Equity Incentive Plan, such expense is determined using the fair market value of our common stock on the date of the grant, and the compensation expense is recognized over the vesting period of such awards or upon the achievement of specified performance goals.

In some instances, performance based stock options may be granted and recognition of any related compensation expense may be dependent upon the achievement of specified performance goals.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Net revenue	100%	100%	100%
Cost of revenue	43	39	40

Gross margin	57	61	60

Operating expenses:
Research and development	24	22	25
Selling, general and administrative	17	16	19
Litigation	3	4	5

Total operating expenses	44	42	49

Income from operations	13	19	11
Non-operating expense (income), net	—	—	—

Income before income taxes	13	19	11
Income tax expense	—	—	—

Net income	13%	19%	11%

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Net Revenue.    Net revenue was $156.0 million in 2011 and $153.6 million in 2010, an increase of 2%. The increase in net revenue was primarily due to increases of $21.9 million in the consumer and portable market, partially offset by decreases of $15.4 million and $4.1 million in sales to the server and storage market and networking and communications market, respectively.

Cost of Revenue and Gross Margin.    Cost of revenue was $66.5 million in 2011 and $59.2 million in 2010, an increase of 12%. Gross margin was $89.5 million in 2011 and $94.4 million in 2010, a decrease of 5%. Gross margin as a percent of net revenue was 57% in 2011 and 61% in 2010. The decrease in gross margin as a percentage of revenue was primarily due to a shift in product mix towards the consumer and portable market, which products currently have somewhat lower gross margin percentage than products in our other markets. We partially mitigated the decrease in gross margin percentage with cost reductions.

Research and Development.    Research and development expenses were $37.4 million in 2011 and $35.0 million in 2010, an increase of 7%. The increase in 2011 was primarily due to an increase in wages and other related expenses of $3.2 million, which was partially offset by lower performance based bonus expense of $1.0 million.

Selling, General and Administrative.    Selling, general and administrative expenses were $26.6 million in 2011 and $24.7 million in 2010, an increase of 8%. The increase in 2011 was primarily due to increases in stock-based compensation of $1.5 million and intellectual property legal expenses of $1.1 million, which was partially offset by lower performance based bonus expense of $1.8 million.

Litigation.    Litigation expenses were approximately $4.7 million in 2011 and $6.0 million in 2010, a decrease of 22%. The decrease in 2011 was primarily due to the decrease in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 3. Legal Proceedings.

Provision for Income Tax.    Our annual income tax provision was $0.1 million and $0.4 million in fiscal years 2011 and 2010, respectively. Our effective tax rate for fiscal years 2011 and 2010 was 1%.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Net Revenue.    Net revenue was $153.6 million in 2010 and $104.9 million in 2009, an increase of 46%. Revenues increased approximately $36.2 million, $11.0 million and $3.7 million in the server and storage, consumer and portable, and networking and communications markets respectively, but these increases were offset by a decrease in revenue of approximately $2.3 million in the desktop and workstation market.

Cost of Revenue and Gross Margin.    Cost of revenue was $59.2 million in 2010 and $42.3 million in 2009, an increase of 40%. Gross margin was $94.4 million in 2010 and $62.7 million in 2009, an increase of 51%. Gross margin as a percent of net revenue was 61% in 2010 and 60% in 2009. The increase in gross margin percentage was largely due to ongoing cost reduction activities.

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

Litigation.    Litigation expenses were approximately $6.0 million in 2010 and $5.2 million in 2009, an increase of 15%. The increase in 2010 was primarily due to the increase in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 3. Legal Proceedings.

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

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $152.8 million, including cash and cash equivalents of $126.7 million. Our cash and cash equivalents increased by $39.8 million in 2011. Our short-term investments decreased by $12.9 million in 2011. We currently have no debt and believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for fiscal year 2012.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. Our operating activities provided net cash of $29.0 million, $30.7 million, and $18.2 million, in 2011, 2010, and 2009, respectively.

Cash provided from operating activities in 2011 was primarily due to net income of $20.6 million, adjustments for non-cash items of $11.3 million and an increase in accounts payable of $1.6 million due to the timing of goods and services received from suppliers. The primary non-cash items during 2011 were stock-based compensation expenses of $8.2 million and depreciation and amortization expenses of $2.9 million. The above increases in cash were partially offset by an increase in accounts receivables of $3.0 million and decreases in accrued liabilities and long-term liabilities of $2.6 million. The increase in accounts receivable was due primarily to the timing of customer payments. The decrease in accrued liabilities and long-term liabilities was primarily due to a decrease in profit-dependent accruals.

Cash provided from operating activities in 2010 was primarily due to net income of $28.4 million and increases in accrued liabilities and long-term liabilities of $2.5 million primarily due to wage accruals, other employment benefit related expense accruals, and profit-dependent accruals. The above increases in cash were partially offset by increases in accounts receivables and inventories of $4.0 million and $5.1 million, respectively. The increase in accounts receivable was due to increased revenues and the increase in inventories was primarily due to increased production levels. The primary sources of cash from operations in 2009 was primarily due to net income of $10.9 million and decreases in inventories of $3.4 million due to improvements in our inventory management practices and improving business conditions in the second half of 2009. There was additional cash generated from increases in accrued liabilities and long-term liabilities of $1.7 million related to higher wage accruals, other employment benefit related expense accruals and profit-dependent accruals. The above increases in cash were partially offset by an increase in accounts receivables of $3.3 million and decrease in accounts payable of $2.3 million. The increase in accounts receivable was due to increased shipments to our customers in the final quarter of 2009 and the decrease in accounts payable was primarily due to the timing of payments to our vendors.

Our investing activities provided net cash of $8.9 million in 2011, compared to net cash used of $14.5 million in 2010 and net cash provided of $4.6 million in 2009. The primary source of cash for investing in 2011 was the maturity of short-term investment of $29.9 million, partially offset by purchases of short-term investments of $17.0 million and purchases of property and equipment of $4.0 million. The primary use of cash from investing in 2010 was the purchase of short-term investments of $31.5 million and purchases of property and equipment of $6.1 million, partially offset by the maturity of short-term investments of $23.1 million. The primary source of cash from investing in 2009 was the maturity of short-term investments of $22.0 million partially offset by the purchase of short-term investments of $16.0 million and purchases of property and equipment of $1.4 million.

Our financing activities provided net cash of $1.9 million in 2011 and $1.5 million in 2010 and net cash used of $0.5 million in 2009. The primary source of cash from financing in 2011 was from the sales of securities under the stock option and employee stock purchase plans of $9.9 million, partially offset by repurchases of our common stock of $7.8 million. The primary source of cash from financing in 2010 was from the sales of securities under the stock option and employee stock purchase plans of $13.0 million, partially offset by repurchases of our common stock of $11.5 million. The primary use of cash from financing in 2009 was the repurchase of our common stock of $7.5 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $7.0 million.

As of December 31, 2011, the cash and short-term investments held by our foreign subsidiaries was approximately $61.5 million. If these funds were repatriated to the U.S., under current tax law we could be required to accrue and pay U.S. taxes on a portion of these funds. Our current plan is to permanently reinvest these funds outside the U.S.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011 (in thousands) and the periods in which such obligations are expected to be settled.

Fiscal Year	Purchase obligations	Operating lease obligations
2012	$3,067	$1,602
2013	51	1,212
2014	—	1,032
2015	—	217
2016	—	53

Total	$3,118	$4,116

Operating lease obligations consist of the estimated obligations under our real property or facility leases. Purchase obligations are comprised of the estimated obligation for non-cancellable in-process silicon wafers. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with the contractual payment terms, which typically require payment within one month.

The amounts in the table above exclude $1.4 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes” of Notes to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

We have determined that there were no recent accounting pronouncements issued during the year ended December 31, 2011 that are expected to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we typically maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2011 and 2010, our cash equivalents were held in checking and money market accounts. As of December 31, 2010, all of our short-term investments were U.S. treasury securities. If market interest rates were to increase or decline by 10% from interest rates as of December 31, 2011 and 2010, the impact on our portfolio on these dates would not have been material. We do not currently use derivative instruments in our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly, our reported sales are not impacted by foreign currency rate changes. As of December 31, 2011 and 2010, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$126,733	$86,931
Short-term investments	—	12,896
Accounts receivable, net of allowances of $2,487 and $2,239, respectively	22,399	19,437
Inventories	14,687	15,391
Prepaid expenses and other current assets	2,933	2,693

Total current assets	166,752	137,348
Property and equipment, net	7,905	7,125
Other assets	1,059	1,734

Total assets	$175,716	$146,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,643	$4,107
Accrued liabilities	8,299	11,216

Total current liabilities	13,942	15,323
Lease incentive	339	528
Other long-term liabilities	2,214	1,947

Total liabilities	16,495	17,798
Commitments and Contingencies (note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 27,847 and 27,038 shares issued, respectively 24,804 and 24,383 shares outstanding, respectively	28	27
Additional paid-in capital	152,644	134,656
Retained earnings	43,206	22,562
Treasury stock at cost, 3,043 and 2,655 shares, respectively	(36,657)	(28,836)

Total stockholders’ equity	159,221	128,409

Total liabilities and stockholders’ equity	$175,716	$146,207

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenue	$155,986	$153,634	$104,937
Cost of revenue	66,468	59,185	42,250

Gross margin	89,518	94,449	62,687

Operating expenses:
Research and development	37,383	34,984	26,557
Selling, general and administrative	26,646	24,664	19,731
Litigation	4,679	6,026	5,225

Total operating expenses	68,708	65,674	51,513

Income from operations	20,810	28,775	11,174
Non-operating expense (income), net	58	(37)	5

Income before income taxes	20,752	28,812	11,169
Income tax expense	108	372	229

Net income	$20,644	$28,440	$10,940

Net income per share:
Basic	$0.84	$1.18	$0.48
Diluted	$0.79	$1.10	$0.45
Weighted average shares outstanding:
Basic	24,654	24,195	22,968

Diluted	26,163	25,878	24,383

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$20,644	$28,440	$10,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,851	2,129	1,774
Accretion of discount on investments	(4)	(7)	(43)
Provision (release) of allowance for doubtful accounts	74	90	(192)
Loss on disposal of fixed assets and other	35	1	48
Stock-based compensation	8,233	6,618	5,433
Deferred taxes	67	(16)	247
Changes in operating assets and liabilities:
Accounts receivable	(3,036)	(3,993)	(3,269)
Inventories	752	(5,059)	3,393
Prepaid expenses and other current assets	434	(573)	465
Accounts payable	1,561	501	(2,280)
Accrued liabilities and long-term liabilities	(2,624)	2,524	1,716

Net cash provided by operating activities	28,987	30,655	18,232

Cash flows from investing activities:
Purchases of property and equipment	(3,972)	(6,111)	(1,361)
Purchases of short-term investments	(16,996)	(31,487)	(16,043)
Proceeds from maturity of short-term investments	29,896	23,147	21,998

Net cash provided by (used in) investing activities	8,928	(14,451)	4,594

Cash flows from financing activities:
Repurchase and retirement of common stock	(7,821)	(11,456)	(7,475)
Proceeds from issuance of common stock, net	9,879	12,956	6,983
Taxes paid related to net share settlement of equity awards	(171)	—	—

Net cash provided by (used in) financing activities	1,887	1,500	(492)

Net increase in cash and cash equivalents	39,802	17,704	22,334
Cash and cash equivalents, beginning of year	86,931	69,227	46,893

Cash and cash equivalents, end of year	$126,733	$86,931	$69,227

Supplemental disclosure of cash flows:
Cash (paid for) refunds of income taxes	$(57)	$160	$46

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Par Value
Balances as of December 31, 2008	23,103,727	$24	$102,612	$(16,818)	$(9,905)	$75,913
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	1,045,763	2	6,981	—	—	6,983
Stock-based compensation	—	—	5,442	—	—	5,442
Treasury stock repurchases	(820,772)	—	—	—	(7,475)	(7,475)
Net income	—	—	—	10,940	—	10,940

Balances as of December 31, 2009	23,328,718	26	115,035	(5,878)	(17,380)	91,803
Common stock issued for cash under stock option and employee stock purchase plans, net of repurchases	1,616,556	1	12,955	—	—	12,956
Stock-based compensation	—	—	6,666	—	—	6,666
Treasury stock repurchases	(562,520)	—	—	—	(11,456)	(11,456)
Net income	—	—	—	28,440	—	28,440

Balances as of December 31, 2010	24,382,754	27	134,656	22,562	(28,836)	128,409
Common stock issued under stock plans, net of shares withheld for employee taxes	809,145	1	9,707	—	—	9,708
Stock-based compensation	—	—	8,281	—	—	8,281
Treasury stock repurchases	(387,708)	—	—	—	(7,821)	(7,821)
Net income	—	—	—	20,644	—	20,644

Balances as of December 31, 2011	24,804,191	$28	$152,644	$43,206	$(36,657)	$159,221

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

2.    Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in income. For all periods presented, there have been no material foreign currency transaction gains and losses. Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations, or cash flows.

(b) Risk and Uncertainties

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on purchases of the Company’s products as well as the ability of our suppliers to provide the Company with timely services. The impact of any of the matters described below could have an adverse effect on the Company’s business, results of operations and financial condition.

•

The Company’s sales are concentrated with a relatively small group of customers as 72% of net revenue for the year ended December 31, 2011 is represented by four customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

The accounting estimates that require our most significant, difficult and subjective judgments include:

•	determination of sales return allowances;

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);

•	the valuation of inventory; and

•	measurement of stock-based compensation

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

The Company maintains cash, cash equivalents, and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments maturing in 90 days or less from the date of purchase. Short-term investments are comprised of U.S. Treasury and debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity and carried at amortized cost. The following table reconciles the amortized cost to the fair value of short-term investments:

	As of December 31,
	2011	2010
Amortized cost	$—	$12,896
Unrealized gains (losses)	—	—

Fair value	$—	$12,896

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2011	2010	2009	2011	2010
A	26%	31%	39%	25%	31%
B	19%	12%	*	23%	18%
C	16%	*	11%	15%	*
D	11%	*	*	12%	*
E	*	*	15%	*	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2011	2010	2009
China	57%	50%	42%
Singapore	32	38	47
Japan	4	4	2
Taiwan	3	3	4
United States	2	2	2
Germany	1	2	2
Other	1	1	1

	100%	100%	100%

(g) Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$20,644	$28,440	$10,940

Denominator:
Weighted average shares outstanding, basic	24,654,326	24,195,259	22,968,017

Effect of dilutive securities:
Stock options and restricted stock units	1,508,795	1,682,436	1,415,305

Weighted average shares outstanding, diluted	26,163,121	25,877,695	24,383,322

Basic net income per share	$0.84	$1.18	$0.48

Diluted net income per share	$0.79	$1.10	$0.45

Stock options and restricted stock units outstanding in the amount of 1,418,830, 962,609, and 2,742,579, shares for the year ended December 31, 2011, 2010, and 2009, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods. These securities outstanding as of December 31, 2011 could dilute net income per share in the future.

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The Company has established a full valuation allowance against the domestic deferred tax assets for all periods since inception.

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

(l) Stock-Based Compensation

Stock-based compensation costs are calculated on the date of grant based on the estimated fair value of the award. For grants made prior to January 1, 2006, the compensation cost is recognized on an accelerated basis over the vesting period of each grant. For grants made on or after January 1, 2006, the compensation cost is recognized on a straight-line basis over the vesting period.

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense:
Cost of revenue	$769	$568	$425
Research and development	3,368	3,454	2,705
Sales, general and administrative	4,096	2,596	2,303

Total stock-based compensation expense	8,233	6,618	5,433
Tax effect of stock-based compensation	—	—	—

Effect on net income	$8,233	$6,618	$5,433

Effect on basic net income per share	$0.33	$0.27	$0.24

Effect on diluted net income per share	$0.31	$0.26	$0.22

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

The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Expected life (in years)	4.9	4.9	4.4	0.5	0.5	0.5
Expected volatility	48%	52%	49%	44%	52%	55%
Risk-free interest rates	1.3%	1.5%	1.9%	0.1%	0.2%	0.2%
Expected dividend yield	—	—	—	—	—	—

The weighted-average grant-date fair value of stock options granted was $10.65, $9.88, and $5.03, during the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $6.75, $6.43 and $4.00, during the years ended December 31, 2011, 2010 and 2009, respectively.

During 2010, the Company began to grant restricted stock units under the 2004 Equity Incentive Plan. The restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the grantee’s continued service with the Company and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the vesting period. The weighted-average grant-date fair value of restricted stock units granted was $25.60 during the year ended December 31, 2011 and $23.96 during the year ended December 31, 2010.

(m) Comprehensive Income

Comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2011, 2010 and 2009.

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

3.    Inventories

Inventories consisted of the following:

	As of December 31,
	2011	2010
Work-in-process	$7,471	$8,447
Finished goods	7,216	6,944

	$14,687	$15,391

4.    Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2011	2010
Computer hardware	$2,056	$2,078
Computer software	6,083	5,291
Equipment	10,296	7,862
Furniture	1,223	1,219
Leasehold improvements	3,546	3,247

	23,204	19,697
Less accumulated depreciation and amortization	(15,299)	(12,572)

	$7,905	$7,125

Depreciation and amortization expense was $2,851, $2,129 and $1,774, for the year ended December 31, 2011, 2010 and 2009, respectively.

5.    Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2011	2010
Accrued compensation	$5,262	$7,855
Professional services	881	1,169
Other taxes payable	921	942
Income tax payable	61	210
Short-term lease incentives	189	189
Other accrued liabilities	985	851

	$8,299	$11,216

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.    Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2011, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2011, 2010, and 2009, no shares of preferred stock were outstanding.

The Company has reserved shares of common stock for future issuance at December 31, 2011 as follows:

Stock options outstanding	5,401,329
Equity incentive plans available for future grants	6,130,017
Employee stock purchase plan	2,703,711

14,235,057

(b) Equity Incentive Plans

As of December 31, 2011, the Company had authorized 18,835,722 shares of common stock for issuance under the Company’s equity plans, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options and Restricted Stock Units granted under the plans typically vest over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

The following table summarizes stock option activity under the plans during the years 2009, 2010 and 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2008	6,069,909	$10.47

Granted	1,018,305	$12.16
Exercised	(855,511)	$6.47
Canceled	(182,607)	$12.06

Balance as of December 31, 2009	6,050,096	$11.27

Granted	951,358	$21.60
Exercised	(1,479,363)	$7.32
Canceled	(151,423)	$15.52

Balance as of December 31, 2010	5,370,668	$14.06
Granted	850,487	$25.16
Exercised	(637,753)	$11.33
Canceled	(182,073)	$18.34

Balance as of December 31, 2011	5,401,329	$15.99

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2011, the weighted average remaining contractual life for options outstanding was 4.0 years. Additionally, there were 3,590,732 options exercisable with a weighted average exercise price of $13.44 per share, and the weighted-average remaining contractual life for exercisable options was 3.2 years. There were 1,731,446 options expected to vest with a weighted average exercise price of $20.92 per share, and the weighted-average remaining contractual life for options expected to vest was 5.5 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was $52,275, $43,714 and $8,394, respectively. The total intrinsic value of options exercised in 2011, 2010 and 2009 was $8,464, $24,546, and $7,340, respectively.

There were no restricted stock units granted under the plans during 2009. The following table summarizes restricted stock unit activity under the plans during the year 2010 and 2011:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2009	—	$—
Granted	213,114	$23.96
Vested	—	$—
Canceled	(1,028)	$22.05

Balance as of December 31, 2010	212,086	$23.97
Granted	106,254	$25.60
Vested	(43,365)	$24.29
Canceled	(13,116)	$23.45

Balance as of December 31, 2011	261,859	$24.60

As of December 31, 2011, the weighted average remaining contractual life for non-vested restricted stock units was 3.1 years. As of December 31, 2011, there were 151,488 restricted stock units expected to vest and the aggregate intrinsic value of outstanding non-vested restricted stock units and restricted stock units expected to vest were $6,706 and $3,880, respectively. There were no restricted stock units vested during 2010.

As of December 31, 2011, there was $16,765 of total unrecognized compensation cost related to non-vested options and restricted stock units granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options and restricted stock units vested was $7,092, $5,120, and $5,834 during 2011, 2010 and 2009, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2011, the Company had authorized an aggregate total of 3,602,089 shares for issuance under the ESPP. The Company issued 147,861, 137,193 and 190,252 shares at a weighted-average price of $19.30, $15.54 and $7.60 per share pursuant to the ESPP during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Income before income taxes for the fiscal years ended December 31, 2011, 2010 and 2009, is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$814	$8,611	$1,023
Foreign	19,938	20,201	10,146

Income before income taxes	$20,752	$28,812	$11,169

Income tax provision in 2011, 2010 and 2009 is comprised of federal, state, and foreign taxes.

The components of the provision for income taxes are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$(303)
State	15	16	1
Foreign	26	372	284

	41	388	(18)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	67	(16)	247

	67	(16)	247

Provision for income taxes	$108	$372	$229

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below:

	Year Ended December 31,
	2011	2010	2009
Expected income tax provision at statutory income tax rate	$7,263	$10,084	$3,909
State taxes, net of federal tax benefit	10	10	1
Foreign taxes at different rates	(6,885)	(6,714)	(3,020)
Non-deductible expenses	85	83	59
Tax credits	(1,829)	(1,654)	(1,603)
Stock-based compensation	(394)	(2,538)	(1,141)
Valuation allowance related to net operating losses and other	1,858	1,101	2,024

Provision for income taxes	$108	$372	$229

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Effective from April 2005 through March 2015, the Company has negotiated a tax holiday on certain earnings in Singapore, which is conditional upon the Company meeting certain employment and investment thresholds. The tax holiday represents a tax benefit aimed to attract foreign investment in Singapore. The tax holiday decreased income tax expense by approximately $1,050, $1,511 and $2,261 for the fiscal years 2011, 2010 and 2009, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.04, $0.06 and $0.09, in fiscal years 2011, 2010 and 2009, respectively.

As of December 31, 2011, U.S. income taxes were not provided on a cumulative total of approximately $63,207 of undistributed earnings for certain foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

Deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2011	2010
Deferred tax assets:
Property and equipment	$332	$325
Accruals and reserves	1,051	1,046
Tax credits	12,462	10,634
Capitalized research and development costs	226	809
Net operating loss carryforwards	3,904	3,604

Gross deferred tax assets	17,975	16,418
Deferred tax liabilities:
Property and equipment	(95)	—

Net deferred tax assets	17,880	16,418
Valuation allowance	(17,898)	(16,369)

Net deferred tax (liabilities) assets	$(18)	$49

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2011 and 2010.

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $18,561 for federal and $16,267 for California state tax purposes. The cumulative amount related to stock options included in net operating loss carryforwards for federal and California state is $8,263 and $11,034. Upon realization of the tax benefit associated with stock options, the impact will be recorded in equity. If not utilized, these carryforwards will begin to expire in 2023 for federal tax purposes and 2012 for California state tax purposes.

As of December 31, 2011, the Company has research credit carryforwards of approximately $9,796 and $11,249 for federal and California state tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2017. The California credit can be carried forward indefinitely.

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

As of December 31, 2011 and 2010, the total gross unrecognized tax benefits, were $7,107 and $6,145, of which $6,084 and $5,275 would affect the effective tax rate if recognized. The Company classifies its unrecognized tax benefits as non-current income taxes payable, as no amounts are expected to be payable within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties through 2011 are immaterial.

The aggregate changes in gross unrecognized tax benefits for fiscal year 2011 are as follows:

Balance at January 1, 2011	$6,145
Increases in balances related to tax positions taken during prior periods	23
Decreases in balances related to tax positions taken during prior periods	(11)
Increases in balances related to tax positions taken during current period	950

Balance at December 31, 2011	$7,107

The Company files U.S. federal, state, and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company believes it is reasonably possible that there would be immaterial changes in its currently unrecognized tax benefits in the next 12 months.

8.    Commitments and Contingencies

The Company leases its facilities under non-cancelable operating lease agreements expiring between 2012 and 2015. Rent expense was $1,426, $1,196 and $1,024 for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2011 and the years in which such obligations are expected to be settled.

Fiscal Year	Purchase obligations	Operating lease obligations
2012	$3,067	$1,602
2013	51	1,212
2014	—	1,032
2015	—	217
2016	—	53

Total	$3,118	$4,116

Purchase obligations are comprised of the estimated obligation for non-cancelable orders of in-process silicon wafers.

The amounts in the table above exclude $1.4 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 7, “Income Taxes”.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and as updated in subsequent public filings, we filed a lawsuit in November 2008 in the United States

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation, and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief.

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. The court agreed to move forward with Volterra’s claims against Defendants for damages and willful infringement, initially setting a trial date for June 2012. Following a hearing on December 22, 2011, the damages trial was re-scheduled to begin November 1, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009 and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in January 2010 in the United States District Court for the District of Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. On December 7, 2011, the Delaware Court granted Volterra’s motion to transfer the case back to the United Stated District Court, Northern District of California where an initial case management conference is pending.

While we believe in the strength of our positions, we are unable to assess the ultimate outcome and it is not possible to estimate a reasonably possible loss related to these cases. There is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses.

9.    Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts	$394	$74	$—	$468
Sales returns and allowances	$1,845	$1,957	$(1,783)	$2,019

Year ended December 31, 2010:
Allowance for doubtful accounts	$304	$90	$—	$394
Sales returns and allowances	$1,492	$3,706	$(3,353)	$1,845

Year ended December 31, 2009:
Allowance for doubtful accounts	$496	$—	(192)	$304
Sales returns and allowances	$2,164	$1,946	$(2,618)	$1,492

10.    Stock Repurchases

Under the Company’s stock repurchase program announced on January 28, 2008 and further increased on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, the Company repurchased 387,708 shares during the year ended December 31, 2011 for $7,821, at an average cost of $20.17 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during 2011 have been reported as treasury stock. As of December 31, 2011, this repurchase program has $8.3 million remaining under the Company’s repurchase authorization.

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

The Company currently has only cash and cash equivalents held and used in the ordinary course of business that must be measured at fair value on a recurring basis. The Company does not have other financial or non-financial assets or liabilities that are required to be measured at fair value either on a recurring or non-recurring basis. The Company’s cash and cash equivalents and short-term investments are measured using inputs from Level 1 of the fair value hierarchy. The Company does not have any Level 2 or Level 3 investments and has historically never had any Level 3 investments. Level 1, Level 2 and Level 3 are described as follows:

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at December 31, 2011 and 2010.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	December 31, 2011
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$108,149	$108,149	$—	$—

Total	$108,149	$108,149	$—	$—

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$78,930	$78,930	$—	$—
US treasury securities	12,896	12,896	—	—

Total	$91,826	$91,826	$—	$—

12.    Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$34,157	$41,717	$41,336	$38,776
Gross margin	19,678	23,669	23,560	22,611
Net income	2,680	5,338	6,942	5,684
Net income per share:
Basic	$0.11	$0.22	$0.28	$0.23
Diluted	$0.10	$0.20	$0.26	$0.22

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$36,293	$40,242	$41,556	$35,543
Gross margin	22,311	25,354	25,503	21,281
Net income	7,664	9,002	8,367	3,407
Net income per share:
Basic	$0.32	$0.37	$0.34	$0.14
Diluted	$0.30	$0.34	$0.32	$0.13

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Volterra Semiconductor Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Volterra Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Santa Clara, California

March 6, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, or collectively, our certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective at the reasonable assurance level for the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15e. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included herein.

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

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2011, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference from the section entitled “Proposal 3—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

See Note 9 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(17)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(5)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(6)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(7)*	Offer letter between the Registrant and Thomas Truman, dated August 25, 2004.
10.12(8)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(9)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(10)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(11)*	Management Bonus Plan (2011)
10.17(12)*	Management Bonus Plan (2012)
10.18(13)*	2011 Non-Employee Director Compensation
10.19(13)*	2011 Executive Officer Compensation
10.20(14)*	2012 Executive Officer Compensation
10.21(15)*	Severance Benefit Plan
10.22(18)*	Equity Acceleration Policy for Non-Employee Directors
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(16)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit Number	Description Of Documents
32.2(16)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.
(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.11 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(16)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(17)	Previously filed as Exhibit 10.5 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2010, and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/S/ JEFFREY STASZAK
Jeffrey Staszak President and Chief Executive Officer

Dated: March 6, 2012

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012

/s/ MIKE BURNS Mike Burns	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2012

/s/ FU-TAI LIOU Fu-Tai Liou	Director	March 6, 2012

/s/ CHRIS PAISLEY Chris Paisley	Director	March 6, 2012

/s/ RALPH QUINSEY Ralph Quinsey	Director	March 6, 2012

/s/ JEFF RICHARDSON Jeff Richardson	Director	March 6, 2012

/s/ EDWARD ROSS Edward Ross	Director	March 6, 2012

/s/ STEPHEN SMITH Stephen Smith	Director	March 6, 2012

EXHIBIT INDEX

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(17)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(5)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(6)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(7)*	Offer letter between the Registrant and Thomas Truman, dated August 25, 2004.
10.12(8)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(9)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47451 Fremont Blvd.).
10.15(10)	Lease Agreement, dated May 9, 2007, and as amended, dated March 23, 2010, between ProLogis Limited Partnership — I and the Registrant (47467 Fremont Blvd.).
10.16(11)*	Management Bonus Plan (2011)
10.17(12)*	Management Bonus Plan (2012)
10.18(13)*	2011 Non-Employee Director Compensation
10.19(13)*	2011 Executive Officer Compensation
10.20(14)*	2012 Executive Officer Compensation
10.21(15)*	Severance Benefit Plan
10.22(18)*	Equity Acceleration Policy for Non-Employee Directors
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(16)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(16)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.11 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2010, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(16)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(17)	Previously filed as Exhibit 10.5 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

(18)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2010, and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.