Form 10-Q
period 2012-03-31
VOLTERRA SEMICONDUCTOR CORP
filed 2012-05-01
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, the registrant had 25,365,169 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$140,078	$126,733
Short-term investments	2,000	—
Accounts receivable, net of allowances of $2,394 and $2,487, respectively	23,228	22,399
Inventories	13,765	14,687
Prepaid expenses and other current assets	2,878	2,933

Total current assets	181,949	166,752
Property and equipment, net	7,919	7,905
Other assets	909	1,059

Total assets	$190,777	$175,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,284	$5,643
Accrued liabilities	8,628	8,299

Total current liabilities	14,912	13,942
Lease incentive	292	339
Other long-term liabilities	2,168	2,214

Total liabilities	17,372	16,495

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 28,416 and 27,847 shares issued, respectively 25,340 and 24,804 shares outstanding, respectively	29	28
Additional paid-in capital	161,634	152,644
Retained earnings	49,396	43,206
Treasury stock at cost, 3,076 and 3,043 shares, respectively	(37,654)	(36,657)

Total stockholders’ equity	173,405	159,221

Total liabilities and stockholders’ equity	$190,777	$175,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenue	$42,062	$34,157
Cost of revenue	17,896	14,479

Gross margin	24,166	19,678

Operating expenses:
Research and development	10,398	9,114
Selling, general and administrative	6,909	6,564
Litigation	700	1,273

Total operating expenses	18,007	16,951

Income from operations	6,159	2,727
Non-operating (income) expense, net	(88)	11

Income before income taxes	6,247	2,716
Income tax expense	57	36

Net income	6,190	2,680

Net income per share:
Basic	$0.25	$0.11

Diluted	$0.23	$0.10

Weighted average shares outstanding:
Basic	25,122	24,454

Diluted	26,752	26,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$6,190	$2,680
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,394	1,919
Depreciation and amortization	757	632
Accretion of discount on investments	—	(2)
Loss on disposal of fixed assets	4	1
Release of allowance for doubtful accounts	(52)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(777)	1,201
Inventories	903	939
Prepaid expenses and other assets	205	85
Accounts payable	316	704
Accrued liabilities and long-term liabilities	208	(3,479)

Net cash provided by operating activities	10,148	4,679

Cash flows from investing activities:
Purchases of property and equipment	(422)	(800)
Purchases of short-term investments	(2,000)	(8,997)
Proceeds from maturity of short-term investments	—	5,900

Net cash used in investing activities	(2,422)	(3,897)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,680	1,879
Repurchase of common stock	(997)	—
Taxes paid related to net share settlement of equity awards	(64)	—

Net cash provided by financing activities	5,619	1,879

Net increase in cash and cash equivalents	13,345	2,661
Cash and cash equivalents, beginning of period	126,733	86,931

Cash and cash equivalents, end of period	$140,078	$89,592

Supplemental disclosure of cash flows:
Cash paid for income taxes	$57	$33

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

The Company’s accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its 2011 annual report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on March 6, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements as of the year then ended.

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

	As of March 31, 2012	As of December 31, 2011

Amortized cost	$2,000	$—
Unrealized gains	—	—

Fair value	$2,000	$—

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Accounts Receivable
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customer	2012	2011	2012	2011

A	26%	13%	24%	15%
B	25%	30%	29%	25%
C	13%	21%	16%	23%
D	11%	*	*	12%
E	10%	*	11%	*

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2012	2011

China	62%	49%
Singapore	29	36
Taiwan	3	3
Japan	2	8
United States	2	2
Other	2	2

	100%	100%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense:
Cost of revenue	$229	$165
Research and development	970	763
Sales, general and administrative	1,195	991

Effect on net income	$2,394	$1,919

Effect on basic net income per share	$0.10	$0.08

Effect on diluted net income per share	$0.09	$0.07

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

As of March 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits were $7,279 and $7,107, of which $6,211 and $6,084 would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties for all periods presented are immaterial.

The Company files U.S. federal, state and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company believes it is reasonably possible that the unrecognized tax benefits will immaterially change in the next 12 months.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended March 31,
	2012	2011

Numerator:
Net income	$6,190	$2,680

Denominator:
Weighted average shares outstanding, basic	25,122	24,454
Effect of dilutive securities:
Stock options and restricted stock units	1,630	1,621

Weighted average shares outstanding, diluted	26,752	26,075

Basic net income per share	$0.25	$0.11

Diluted net income per share	$0.23	$0.10

Stock options and restricted stock units outstanding in the amount of 1,293 and 1,167 shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. These securities outstanding as of March 31, 2012 could dilute net income per share in the future.

Accounting for Lease Incentives

As part of the Company’s existing leased facilities, the Company has received various lease incentives which take the form of a fixed allowance towards lease improvements on the facility. The Company used the allowance to make leasehold improvements which will be depreciated over the useful life of the assets or the lease term, whichever is shorter. The lease incentives liability is being amortized over the term of the lease as an offset to rent expense.

2.	Inventories

Inventories consisted of the following:

	March 31, 2012	December 31, 2011

Work-in-process	$8,599	$7,471
Finished goods	5,166	7,216

	$13,765	$14,687

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Computer hardware	$2,079	$2,056
Computer software	6,291	6,083
Equipment	10,836	10,296
Furniture	1,213	1,223
Leasehold improvements	3,512	3,546

	23,931	23,204
Less accumulated depreciation and amortization	(16,012)	(15,299)

	$7,919	$7,905

4.	Stock Repurchase Program

Under the Company’s stock repurchase program announced on January 28, 2008 and further increased on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, the Company repurchased 34 shares during the three months ended March 31, 2012 for $997, at an average cost of $29.73 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three months ended March 31, 2012 have been reported as treasury stock. As of March 31, 2012, this repurchase program has $7.3 million remaining under the Company’s repurchase authorization.

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

The Company currently has only cash and cash equivalents held and used in the ordinary course of business that must be measured at fair value on a recurring basis. The Company does not have other financial or non-financial assets or liabilities that are required to be measured at fair value either on a recurring or non-recurring basis. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet at March 31, 2012, but require disclosure of their fair values: cash and short-term investments. The estimated fair value of such instruments at March 31, 2012 approximates their carrying value as reported on the condensed consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during first quarter of fiscal 2012. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash and short-term investments, which would be categorized as Level 1.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	March 31, 2012
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$114,557	$114,557	$—	$—
US treasury securities	9,000	9,000	—	—

Total	$123,557	$123,557	$—	$—

	December 31, 2011
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$108,149	$108,149	$—	$—

Total	$108,149	$108,149	$—	$—

6.	Litigation

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A damages trial related to this infringement is scheduled to begin November 1, 2012. There have been no further material developments in these litigation proceedings during the quarter ended March 31, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. This case was transferred in December 2011 to the United Stated District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended March 31, 2012.

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

Our net revenue was $153.6 million and $156.0 million in 2010 and 2011, respectively, and $42.1 million for the three months ending March 31, 2012. We generated net income of $28.4 million and $20.6 million in 2010 and 2011, respectively, and $6.2 million in the three months ending March 31, 2012. As of March 31, 2012, we had retained earnings of $49.4 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: server and storage; consumer and portable; and networking and communications. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the first quarter of 2012, we estimate that 59% of our net revenue was derived from sales in the server and storage market, 36% from the consumer and portable market and 5% from the networking and communications market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the first quarter of 2012, five customers each accounted for more than 10% of our net revenue, and collectively accounted for 85% of our net revenue. In the first quarter of 2011, three customers each accounted for over 10% of our net revenue, and collectively accounted for 64% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the first quarter of 2012, between 10% and 20% in the fourth quarter of 2011 and between 15% and 25% in the first quarter of 2011. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no U.S. sales to distributors. During the first quarter of 2012, sales to international distributors represented 34% of net revenue, compared to 23% in the fourth quarter of 2011 and 29% in the first quarter of 2011. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $13.8 million at the end of the first quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, increased to 5.2 in the first quarter of 2012 compared to 4.4 turns in fourth quarter of 2011 and 4.0 turns in the first quarter of 2011. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue for the current year and beyond. In the first quarter of 2012, our litigation expenses were approximately $0.7 million.

Our income tax provision is dependent on our estimated annual effective tax rate. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations. Additionally, our annual effective tax rate may also be impacted by any future utilization of available net operating loss and tax credit carryforwards and changing assessments of statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realized. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2012 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 6, 2012.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Net revenue	100%	100%
Cost of revenue	42	42

Gross margin	58	58

Operating expenses:
Research and development	25	27
Selling, general and administrative	16	19
Litigation	2	4

Total operating expenses	43	50

Income from operations	15	8
Non-operating (income) expense, net	—	—

Income before income taxes	15	8
Income tax expense	—	—

Net income	15	8

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Net Revenue. Net revenue was $42.1 million in the three months ended March 31, 2012 and $34.2 million in the three months ended March 31, 2011, an increase of 23%. Revenues increased approximately $4.6 million and $3.8 million in the consumer and portable market and server and storage markets, respectively, which were partially offset by a decrease of approximately $0.4 million in the networking and communications market.

Cost of Revenue and Gross Margin. Cost of revenue was $17.9 million for the three months ended March 31, 2012 and $14.5 million for the three months ended March 31, 2011, an increase of 24%. Gross margin was $24.2 million for the three months ended March 31, 2012 and $19.7 million for the three months ended March 31, 2011, an increase of 23%. The increase in cost of revenues was due primarily to increases in shipments in the consumer and portable market as well as increased shipments in the server and storage market, which were partially offset by a decrease in shipments in the networking and communications market. Gross margin as a percentage of net revenue was 58% for the three months ended March 31, 2012 and 2011.

Research and Development. Research and development expenses were $10.4 million for the three months ended March 31, 2012 and $9.1 million for the three months ended March 31, 2011, an increase of 14%. The increase is primarily due to an increase in wages and other related expenses of $1.1 million and an increase in stock-based compensation of $0.2 million.

Selling, General and Administrative. Selling, general and administrative expenses were $6.9 million for the three months ended March 31, 2012 and $6.6 million for the three months ended March 31, 2011, an increase of 5%. The increase was primarily due to the increase in stock-based compensation of $0.2 million and an increase in wages and other related expenses of $0.2 million.

Litigation. Litigation expenses were approximately $0.7 million for the three months ended March 31, 2012 and $1.3 million for the three months ended March 31, 2011, a decrease of 45%. The decrease was primarily due to a reduction in expenses negotiated during the quarter.

Income Tax Expense. Income tax expense was $57 thousand and $36 thousand for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $167.0 million, including cash, cash equivalents and short-term investments of $142.1 million, compared to working capital of $152.8 million, including cash and cash equivalents of $126.7 million, as of December 31, 2011. Our cash, cash equivalents and short-term investments increased by $15.3 million in the three months ended March 31, 2012. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as expected cash flows from operations will be sufficient to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $10.1 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively.

Cash provided from operating activities for the three months ended March 31, 2012 was primarily due to net income of $6.2 million due to an increase in net revenue, adjustments for non-cash items of $3.1 million and a decrease in inventories of $0.9 million, which was primarily due to improvements in inventory management. The primary non-cash items were stock-based compensation of $2.4 million and depreciation of $0.8 million. The above increases in cash were partially offset by an increase in accounts receivable of $0.8 million, which was primarily due to increased net revenue.

The primary sources of cash from operations for the three months ended March 31, 2011 were due to net income of $2.7 million and a decrease in accounts receivable of $1.2 million, which was primarily due to the timing of collections from our customers and a decrease in net revenue. The primary non-cash items were stock-based compensation of $1.9 million and depreciation of $0.6 million. The above increases in cash were partially offset by a decrease in accrued liabilities of $3.5 million, which was primarily due to the annual payout of profit-dependent accruals.

Our investing activities used net cash of $2.4 million and $3.9 million in the three months ended March 31, 2012, and 2011, respectively. The primary use of cash for the three months ended March 31, 2012 was the purchase of short-term investments of $2.0 million and purchases of property and equipment of $0.4 million. The primary use of cash for the three months ended March 31, 2011 was the purchase of short-term investments of $9.0 million and purchases of property and equipment of $0.8 million, partially offset by the maturities of short-term investments of $5.9 million.

Our financing activities provided net cash of $5.6 million and $1.9 million for the three months ended March 31, 2012, and 2011, respectively. The sources of cash for the three months ended March 31, 2012 were from proceeds from the exercise of employee stock options of $6.7 million, partially offset by offset by repurchases of our common stock of $1.0 million. The sources of cash for the three months ended March 31, 2011 were from the exercise of employee stock options.

As of March 31, 2012, the cash, cash equivalents and short-term investments held by our foreign subsidiaries was approximately $80 million. If these funds were repatriated to the U.S., under current tax law, we could be required to accrue and pay U.S. taxes on a portion of these funds. Our current plan is to permanently reinvest these funds outside the U.S.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012 (in thousands) and the periods in which such obligations are expected to be settled:

Fiscal Year	Purchase obligations	Operating lease obligations
2012	$5,106	$1,256
2013	51	1,251
2014	—	1,034
2015	—	217
2016	—	53

Total	$5,157	$3,811

Operating lease obligations consist of the estimated obligations under our real property or facility leases. Purchase obligations are comprised of the estimated obligation for non-cancellable in-process silicon wafers and purchase obligations under the Company’s software maintenance contracts. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with the contractual payment terms, which typically require payment within one month of delivery.

The amounts in the table above exclude $1.5 million of non-current income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended March 31, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. The A damages trial related to this infringement is scheduled to begin November 1, 2012. There have been no further material developments in these litigation proceedings during the quarter ended March 31, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. This case was transferred in December 2011 to the United Stated District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended March 31, 2012.

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

Item 1A. Risk Factors

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this quarterly report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect important ones. You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 6, 2012, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk below.

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003. While we have historically experienced year over year revenue growth, the rate of revenue growth has fluctuated significantly over such periods. Between 2010 and 2011, our annual net revenue increased 2% from $153.6 million to $156.0 million. Between 2009 and 2010, our annual net revenue increased 46% from $104.9 million to $153.6 million, We expect our quarterly and annual revenue to continue to fluctuate. Our net revenue may decline on a period to period basis and we may not maintain profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

For example, as reflected in Part II - Market Information and Stockholders of our Annual Report on Form 10-K for the year ended December 31, 2011, the high and low of our stock price during the fiscal year ended December 31, 2011 fluctuated significantly within each period. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

In 2011, 93% our net revenue was derived from the sale of our products in the server and storage and consumer and portable markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the networking and communications markets, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them could significantly reduce our net revenue and adversely affect our operating results.*

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. The markets in which we sell products are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

In the first quarter of 2012, five customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 85% of our net revenue. In the first quarter of 2011, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 64% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

Our customers may be impacted by the recent natural disasters throughout the world, which may have an adverse impact on our business.

In 2011, parts of Japan and Thailand were hit with natural disasters that caused significant damage to the regions, the infrastructure and their economies. These types of natural disasters can affect us and our customers, as our ability to manufacture products for, or ship products to these customers could be impacted. Similarly, the customers’ own supply chains, operations or facilities in such areas could be impacted, which could affect order patterns or activity. Both of these potential outcomes could affect our financial condition and operating results.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, or comply with prevailing technological standards, our operating results and competitive position could be harmed.

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

Our inventory levels were $13.8 million at the end of the first quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, increased to 5.2 turns in the first quarter of 2012 compared to 4.4 turns in the fourth quarter of 2011 and 4.0 turns in the first quarter of 2011. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 34% of our net revenue in the first quarter of 2012 compared to 29% in the first quarter of 2011. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

None of our outstanding accounts receivables are not covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change, certain of our customers may face liquidity issues and may be unable or unwilling to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

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

We consider our primary competitors to include Infineon Technologies, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products, and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. As a result, they may be able to respond more quickly to customer requirements, to devote greater resources to the development, promotion, and sales of their products and to influence industry acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the Northern District of California against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions, and other potentially similar actions, consume significant financial and other resources. In the three months ended March 31, 2012, our litigation related expenses were approximately $0.7 million and in 2011 were approximately $4.7 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of March 31, 2012, we had 85 issued patents and 64 patent applications pending in the United States, and one foreign patent issued and 42 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to July 2030. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. If we fail to effectively protect our intellectual property, our business could be harmed.

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

Any disruption to our operations or the operations of our foundries or assembly and test subcontractors resulting from earthquakes, tsunamis, droughts, or other natural disasters, public health issues or other catastrophic events beyond our control could significantly delay the production or shipment of our products.*

Our principal offices are located in California and we rely on foundries and assembly and test subcontractors in China, Malaysia, Philippines, Singapore, Taiwan and Thailand. The risk of natural disasters in these Pacific Rim locations is significant. The occurrence of an earthquake, tsunami, drought, floods, fires or other natural disaster near our principal offices or our subcontractors’ locations could result in damage, power outages, and other disruptions that impair our design, manufacturing, and assembly capacity and otherwise interfere with our ability to conduct our business. Any disruption resulting from such events could cause significant delays in the shipment of our products until we were able to shift our fabrication, assembling, testing or other operations from the affected subcontractor to another third-party vendor.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the first quarter of 2012, 98% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in, China, Japan, Singapore, Taiwan and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2011 and during the three months ended March 31, 2012 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2012 to January 31, 2012	10,015	$26.54	10,015	$8,077,348
February 1, 2012 to February 29, 2012	10,255	$30.79	10,255	$7,761,624
March 1, 2012 to March 31, 2012	13,282	$31.32	13,282	$7,345,683

Total	33,552	$29.73	33,552

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, and further increased such authorization on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, such that the total aggregate size of our program is $45 million. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4) +	2012 Executive Compensation.

10.2 (5) +	2012 Management Bonus Plan.

10.3 (6) +	2004 Non-Employee Directors Stock Option Plan.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporations Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2012	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4) +	2012 Executive Compensation.

10.2(5) +	2012 Management Bonus Plan.

10.3 (6) +	2004 Non-Employee Directors Stock Option Plan.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein
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