Form 10-Q
period 2012-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2012-08-01
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 24, 2012, the registrant had 25,460,920 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$144,792	$126,733
Short-term investments	2,000	—
Accounts receivable, net of allowances of $2,119 and $2,487, respectively	25,726	22,399
Inventories	16,978	14,687
Prepaid expenses and other current assets	2,712	2,933

Total current assets	192,208	166,752
Property and equipment, net	9,590	7,905
Other assets	743	1,059

Total assets	$202,541	$175,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,879	$5,643
Accrued liabilities	9,818	8,299

Total current liabilities	16,697	13,942
Lease incentive	244	339
Other long-term liabilities	2,365	2,214

Total liabilities	19,306	16,495

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 28,577 and 27,847 shares issued, respectively 25,467 and 24,804 shares outstanding, respectively	29	28
Additional paid-in capital	166,447	152,644
Retained earnings	55,410	43,206
Treasury stock at cost, 3,110 and 3,043 shares, respectively	(38,651)	(36,657)

Total stockholders’ equity	183,235	159,221

Total liabilities and stockholders’ equity	$202,541	$175,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$43,574	$41,717	$85,636	$75,874
Cost of revenue	18,292	18,048	36,188	32,527

Gross margin	25,282	23,669	49,448	43,347

Operating expenses:
Research and development	10,995	8,969	21,393	18,083
Selling, general and administrative	6,805	7,199	13,714	13,763
Litigation	1,279	2,040	1,979	3,313

Total operating expenses	19,079	18,208	37,086	35,159

Income from operations	6,203	5,461	12,362	8,188
Non-operating expense (income), net	58	27	(30)	38

Income before income taxes	6,145	5,434	12,392	8,150
Income tax expense	131	96	188	132

Net income	$6,014	$5,338	$12,204	$8,018

Net income per share:
Basic	$0.24	$0.22	$0.48	$0.33
Diluted	$0.22	$0.20	$0.45	$0.31
Weighted average shares outstanding:
Basic	25,412	24,645	25,267	24,549

Diluted	26,922	26,232	26,837	26,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,204	$8,018
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,876	3,989
Depreciation and amortization	1,544	1,335
Accretion of discount on investments	—	(3)
Loss on disposal of fixed assets	4	32
(Release) provision for allowance for doubtful accounts	(13)	50
Changes in operating assets and liabilities:
Accounts receivable	(3,314)	(2,803)
Inventories	(2,320)	(450)
Prepaid expenses and other assets	537	372
Accounts payable	795	2,358
Accrued liabilities and long-term liabilities	1,219	(1,630)

Net cash provided by operating activities	15,532	11,268

Cash flows from investing activities:
Purchases of property and equipment	(2,436)	(1,583)
Purchases of short-term investments	(4,000)	(14,997)
Proceeds from maturity of short-term investments	2,000	18,897

Net cash (used in) provided by investing activities	(4,436)	2,317

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,059	4,308
Repurchases of common stock	(1,994)	—
Taxes paid related to net share settlement of equity awards	(102)	—

Net cash provided by financing activities	6,963	4,308

Net increase in cash and cash equivalents	18,059	17,893
Cash and cash equivalents, beginning of period	126,733	86,931

Cash and cash equivalents, end of period	$144,792	$104,824

Supplemental disclosure of cash flows:
Cash paid for income taxes	$153	$110

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements as of the year then ended.

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

The Company maintains cash, cash equivalents, and short-term investments with high credit quality financial institutions. Cash equivalents consist of highly liquid investments maturing in 90 days or less from the date of purchase. Short-term investments are comprised of U.S. Treasury and debt securities with remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity and carried at amortized cost. The fair value of these instruments would be categorized as Level 1 of the fair value hierarchy. The following table reconciles the amortized cost to the fair value of short-term investments:

	As of June 30, 2012	As of December 31, 2011
Amortized cost	$2,000	$—
Unrealized gains	—	—

Fair value	$2,000	$—

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customer	2012	2011	2012	2011	2012	2011
A	26%	17%	26%	15%	25%	15%
B	22%	24%	23%	27%	23%	25%
C	15%	20%	14%	20%	18%	23%
D	*	11%	10%	*	*	12%
E	*	*	*	*	11%	*

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
China	69%	58%	66%	54%
Singapore	25	30	27	32
Taiwan	2	4	2	4
Japan	1	4	2	6
United States	1	2	1	2
Other	2	2	2	2

	100%	100%	100%	100%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense:
Cost of revenue	$193	$202	$422	$367
Research and development	1,023	841	1,993	1,604
Sales, general and administrative	1,266	1,027	2,461	2,018

Effect on net income	$2,482	$2,070	$4,876	$3,989

Effect on basic net income per share	$0.10	$0.08	$0.19	$0.16

Effect on diluted net income per share	$0.09	$0.08	$0.18	$0.15

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

As of June 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits were $7,463 and $7,107, of which $6,346 and $6,084 would affect the effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$6,014	$5,338	$12,204	$8,018

Denominator:
Weighted average shares outstanding, basic	25,412	24,645	25,267	24,549
Effect of dilutive securities:
Stock options and restricted stock units	1,510	1,587	1,570	1,604

Weighted average shares outstanding, diluted	26,922	26,232	26,837	26,153

Basic net income per share	$0.24	$0.22	$0.48	$0.33

Diluted net income per share	$0.22	$0.20	$0.45	$0.31

Stock options and restricted stock units outstanding in the amount of 1,404 and 1,251 shares for the three months ended June 30, 2012 and 2011, respectively, and 1,332 and 1,193 shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. These securities outstanding as of June 30, 2012 could dilute net income per share in the future.

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

2.	Inventories

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Work-in-process	$10,778	$7,471
Finished goods	6,200	7,216

	$16,978	$14,687

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Computer hardware	$2,104	$2,056
Computer software	6,874	6,083
Equipment	12,506	10,296
Furniture	1,213	1,223
Leasehold improvements	3,685	3,546

	26,382	23,204
Less accumulated depreciation and amortization	(16,792)	(15,299)

	$9,590	$7,905

4.	Stock Repurchase Program

Under the Company’s stock repurchase program announced on January 28, 2008 and further increased on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, the Company repurchased 34 shares during the three months ended June 30, 2012 for $997, at an average cost of $29.22 per share including commissions. The Company repurchased 68 shares for $1,994 at an average cost of $29.47 per share including commissions during the six months ended June 30, 2012. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2011.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three and six months ended June 30, 2012 have been reported as treasury stock. As of June 30, 2012, this repurchase program has $6.3 million remaining under the Company’s repurchase authorization.

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	June 30, 2012
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$116,559	$116,559	$—	$—
US treasury securities	4,000	4,000	—	—

Total	$120,559	$120,559	$—	$—

	December 31, 2011
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$108,149	$108,149	$—	$—

Total	$108,149	$108,149	$—	$—

6.	Litigation

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A damages trial related to this infringement was originally scheduled to begin November 1, 2012, but in June 2012, the Court vacated that trial date to allow parties to address additional issues related to damages and discovery, and has not yet re-scheduled a new trial date. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. This case was transferred in December 2011 to the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2012.

7.	Subsequent Event

On July 20, 2012, the Company’s Board of Directors approved an increase of $15 million to the Company’s share repurchase plan. This additional $15 million to be repurchased may be effected from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases shall be made in compliance with applicable rules and regulations and may be made under a plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Our net revenue was $153.6 million and $156.0 million in 2010 and 2011, respectively, and $85.6 million for the six months ending June 30, 2012. We generated net income of $28.4 million and $20.6 million in 2010 and 2011, respectively, and $12.2 million in the six months ending June 30, 2012. As of June 30, 2012, we had retained earnings of $55.4 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: server and storage; consumer and portable; and networking and communications. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2012, we estimate that 59% of our net revenue was derived from sales in the server and storage market, 36% from the consumer and portable market and 5% from the networking and communications market. We believe that the most significant portion of our revenues for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the second quarter of 2012, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 63% of our net revenue. In the second quarter of 2011, four customers each accounted for over 10% of our net revenue, and collectively accounted for 72% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the second quarter of 2012 the first quarter of 2012 and second quarter of 2011. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no U.S. sales to distributors. During the second quarter of 2012, sales to international distributors represented 31% of net revenue, compared to 34% in the first quarter of 2012 and 30% in the second quarter of 2011. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $17.0 million at the end of the second quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, decreased to 4.3 in the second quarter of 2012 compared to 5.2 turns in first quarter of 2012 and 4.5 turns in the second quarter of 2011. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Selling, general and administrative expense consists primarily of compensation and related costs for employees involved in sales and marketing, field services general management, finance, human resources and information technology, as well as expenses related to professional services, insurance and business travel.

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue or could increase for the current year and beyond. Our litigation expenses were approximately $1.3 million in the second quarter of 2012 and $2.0 million for the six months ended June 30, 2012.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2012 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 6, 2012.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue	100%	100%	100%	100%
Cost of revenue	42	43	42	43

Gross margin	58	57	58	57

Operating expenses:
Research and development	25	22	25	24
Selling, general and administrative	16	17	16	18
Litigation	3	5	3	4

Total operating expenses	44	44	44	46

Income from operations	14	13	14	11
Non-operating expense (income), net	—	—	—	—

Income before income taxes	14	13	14	11
Income tax expense	—	—	—	—

Net income	14%	13%	14%	11%

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Net Revenue. Net revenue was $43.6 million in the three months ended June 30, 2012 and $41.7 million in the three months ended June 30, 2011, an increase of 4%. Revenues increased approximately $3.1 million in the server and storage market, which were partially offset by decreases of approximately $0.8 million and $0.4 million in the consumer and portable and networking and communications markets, respectively.

Cost of Revenue and Gross Margin. Cost of revenue was $18.3 million for the three months ended June 30, 2012 and $18.0 million for the three months ended June 30, 2011, an increase of 1%. Gross margin was $25.3 million for the three months ended June 30, 2012 and $23.7 million for the three months ended June 30, 2011, an increase of 7%. Gross margin as a percentage of net revenue was 58% for the three months ended June 30, 2012 compared to 57% for the three months ended June 30, 2011. The increase in gross margin percentage as a percentage of revenue was primarily due to cost reductions.

Research and Development. Research and development expenses were $11.0 million for the three months ended June 30, 2012 and $9.0 million for the three months ended June 30, 2011, an increase of 23%. The increase is primarily due to an increase in wages and other related expenses of $1.1 million and an increase in product development expenses of $0.4 million.

Selling, General and Administrative. Selling, general and administrative expenses were $6.8 million for the three months ended June 30, 2012 and $7.2 million for the three months ended June 30, 2011, a decrease of 5%. The decrease was primarily due to a decrease in performance base bonus accruals of $0.2 million and other legal expense unrelated to our pending litigation of $0.3 million.

Litigation. Litigation expenses were approximately $1.3 million for the three months ended June 30, 2012 and $2.0 million for the three months ended June 30, 2011, a decrease of 37%. The decrease was primarily due to a decrease in activity related to the litigation described in Item 1 of Part II - Legal Proceedings.

Income Tax Expense. Income tax expense was $131 thousand for the three months ended June 30, 2012 and the income tax provision was $96 thousand for the three months ended June 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Net Revenue. Net revenue was $85.6 million in the six months ended June 30, 2012 and $75.9 million in the six months ended June 30, 2011, an increase of 13%. The increase in net revenue was primarily due to increases of $6.8 million and $3.8 million in sales to the server and storage and the consumer and portable markets, respectively, partially offset by a decrease of $0.8 million in sales to the networking and communications market.

Cost of Revenue and Gross Margin. Cost of revenue was $36.2 million for the six months ended June 30, 2012 and $32.5 million for the six months ended June 30, 2011, an increase of 11%. Gross margin was $49.4 million for the six months ended June 30, 2012 and $43.3 million for the six months ended June 30, 2011, an increase of 14%. Gross margin as a percentage of net revenue was 58% for the six months ended June 30, 2012 and 57% for the six months ended June 30, 2011. The increase in gross margin as a percentage of revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to cost reductions and yield improvements.

Research and Development. Research and development expenses were $21.4 million for the six months ended June 30, 2012 and $18.1 million for the six months ended June 30, 2011, an increase of 18%. The increase was primarily due to the increase in wages and related expenses of $1.9 million, higher performance based bonus accruals of $0.4 million and higher product development expenses of $0.6 million.

Selling, General and Administrative. Selling, general and administrative expenses remained flat at $13.7 million for the six months ended June 30, 2012 and 2011, respectively.

Litigation. Litigation expenses were approximately $2.0 million for the six months ended June 30, 2012 and $3.3 million for the six months ended June 30, 2011, a decrease of 40%. The decrease was primarily due to the decrease in activity related to the litigation described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $188 thousand and $132 thousand for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $175.5 million, including cash, cash equivalents and short-term investments of $146.8 million, compared to working capital of $152.8 million, including cash and cash equivalents of $126.7 million, as of December 31, 2011. Our cash, cash equivalents and short-term investments increased by $20.1 million in the six months ended June 30, 2012. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as expected cash flows from operations will be sufficient to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $15.5 million and $11.3 million for the six months ended June 30, 2012 and 2011, respectively.

Cash provided from operating activities for the six months ended June 30, 2012 was primarily due to net income of $12.2 million, adjustments for non-cash items of $6.4 million and an increase in other liabilities of $1.2 million, which was primarily due to an increase in profit-dependent accruals. The primary non-cash items were stock-based compensation of $4.9 million and depreciation and amortization of $1.5 million. The above increases in cash were partially offset by increases in accounts receivable and inventories of $3.3 million and $2.3 million, respectively. The increase in accounts receivable was primarily due to an increase in net revenue and the increase in inventories was primarily due to increased production levels,

The primary sources of cash from operations for the three months ended June 30, 2011 were due to net income of $8.0 million, adjustments for non-cash items of $5.4 million, and an increase in accounts payable of $2.4 million which was primarily due to increased production levels. The primary non-cash items were stock-based compensation of $4.0 million and depreciation and amortization of $1.3 million. The above increases in cash were partially offset by increases in accounts receivable of $2.8 million and a decrease in accrued liabilities of $1.6 million. The increase in accounts receivable was due to an increase in net revenue and the decrease in accrued liabilities was primarily due to the annual payout of performance based bonus accruals.

Our investing activities used net cash of $4.4 million in the six months ended June 30, 2012, and provided net cash of $2.3 million in the six months ended June 30, 2011. The primary use of cash for the six months ended June 30, 2012 was the purchase of short-term investments of $4.0 million and purchases of property and equipment of $2.4 million, partially offset by maturities of short-term investments of $2.0 million. The primary source of cash for the six months ended June 30, 2011 was from the maturities of short-term investments of $18.9 million, partially offset by purchases of property and equipment and short-term investments of $1.6 million and $15.0 million, respectively.

Our financing activities provided net cash of $7.0 million and $4.3 million for the six months ended June 30, 2012, and 2011, respectively. The sources of cash for the six months ended June 30, 2012 were from proceeds from the sale of securities under the stock option and employee stock purchase plan of $9.1 million, partially offset by offset by repurchases of our common stock of $2.0 million. The sources of cash for the six months ended June 30, 2011 were from proceeds from the sale of securities under the stock option and employee stock purchase plan.

As of June 30, 2012, the cash, cash equivalents and short-term investments held by our foreign subsidiaries was approximately $73.2 million. If these funds were repatriated to the U.S., under current tax law, we could be required to accrue and pay U.S. taxes on a portion of these funds. Our current plan is to permanently reinvest these funds outside the U.S.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012 (in thousands) and the periods in which such obligations are expected to be settled:

Fiscal Year	Purchase obligations	Operating lease obligations
2012	$5,147	$837
2013	351	1,267
2014	—	1,033
2015	—	959
2016	—	960
Thereafter		1,082

Total	$5,498	$6,138

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

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended June 30, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2012, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A damages trial related to this infringement was originally scheduled to begin November 1, 2012, but in June 2012, the Court vacated that trial date to allow parties to address additional issues related to damages and discovery, and has not yet re-scheduled a new trial date. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. This case was transferred in December 2011 to the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2012.

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

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers, or a significant reduction in sales to, or significant product returns by, one or more key customers;

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	our ability to develop products that comply with new technologies and system requirements;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	the volatile nature of the semiconductor industry;

•	changes in the condition of the world economy;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the timing of introductions of competing products or technologies;

•	litigation involving us or our products;

•	disputes regarding intellectual property rights;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to manufacture of our products on a timely and cost effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all; and

•	our ability to adequately support our future growth.

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

In 2011, 93% of our net revenue was derived from the sale of our products in the server and storage and the consumer and portable markets. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting, such as the networking and communications market, does not continue to develop, we may need to further diversify and expand our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

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

In the second quarter of 2012, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 63% of our net revenue. In the second quarter of 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 72% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

Our customers may be impacted by natural disasters throughout the world, which may have an adverse impact on our business.

In 2011, parts of Japan and Thailand were hit with natural disasters that caused significant damage to the regions, the infrastructure and their economies. These types of natural disasters can affect us and our customers, as our ability to manufacture products for, or ship products to, these customers could be impacted. Similarly, the customers’ own supply chains, operations or facilities in such areas could be impacted, which could affect order patterns or activity. Both of these potential outcomes could affect our financial condition and operating results.

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

Our inventory levels were $17.0 million at the end of the second quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, decreased to 4.3 turns in the second quarter of 2012 compared to 5.2 turns in the first quarter of 2012 and 4.5 turns in the second quarter of 2011. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

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

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 31% of our net revenue in the second quarter of 2012 compared to 30% in the second quarter of 2011. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

None of our outstanding accounts receivables are covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change, certain of our customers may face liquidity issues and may be unable or unwilling to satisfy their payment obligations, which could have a material adverse effect on our financial condition and operating results.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the Northern District of California against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions, and other potentially similar actions, consume significant financial and other resources. In the three months ended June 30, 2012, our litigation related expenses were approximately $1.3 million and in 2011 were approximately $4.7 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of June 30, 2012, we had 86 issued patents and 67 patent applications pending in the United States, and one foreign patent issued and 46 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to July 2030. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Furthermore, changes in either the intellectual property laws or in interpretations of intellectual property laws in the United States and other countries may diminish the value of our intellectual property. For instance, the U.S. recently enacted changes to the U.S. patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The enforcement of patents by others may harm our ability to conduct our business. If we fail to effectively protect our intellectual property, our business could be harmed.

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

Any potential dispute involving our patents or other intellectual property could also include our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.*

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation in connection with their sales of products that incorporate our products and technology. Because we generally indemnify our customers against claims made against them based on allegations that our products infringe intellectual property rights, such litigation could result in substantial expense for us. In addition to the time and expense required for us to indemnify our customers, any such litigation could hurt our relations with our customers and cause our operating results to be harmed.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on any “conflict materials” that may be used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor assembly subcontractors such as Advanced Semiconductor Engineering, Amkor Technology, Carsem, JCAP, SilTech, STATS ChipPAC Ltd. and UTAC, timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with such laws, our customers may refuse to purchase our products. Such refusal or delay could have a materially adverse effect on our business, financial condition and results of operations.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the second quarter of 2012, 99% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in, China, Japan, Singapore, Taiwan and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2011 and during the six months ended June 30, 2012 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

We evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain effective internal controls over financial reporting. In addition, in the course of our Section 404 compliance, we may identify deficiencies in our internal controls, some of which may be categorized as a significant deficiency or a material weakness. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess our internal controls, or if our independent registered public accountants are unable to provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our executive officers, directors, and principal stockholders collectively hold a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and principal stockholders. For example, our executive officers, directors, and principal stockholders, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 to April 30, 2012	8,200	$32.44	8,200	$7,079,674
May 1, 2012 to May 31, 2012	10,307	$30.67	10,307	$6,763,587
June 1, 2012 to June 30, 2012	15,635	$26.58	15,635	$6,347,990

Total	34,142	$29.22	34,142

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, and further increased such authorization on October 20, 2008, April 24, 2009, May 20, 2010 and October 22, 2010, such that the total aggregate size of our program as of June 30, 2012 was $45 million. On July 20, 2012, the board of directors approved an additional $15 million under this repurchase plan. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)	Second Amendment to Lease Agreement, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47467 Fremont Blvd.).

10.2 (5)	Second Amendment to Lease Agreement, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47451 Fremont Blvd.).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2012	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial, Chief Accounting and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

10.1 (4)	Second Amendment to Lease Agreement, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47467 Fremont Blvd.).

10.2 (5)	Second Amendment to Lease Agreement, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47451 Fremont Blvd.).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.