Form 10-Q
period 2012-09-30
VOLTERRA SEMICONDUCTOR CORP
filed 2012-11-01
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 23, 2012, the registrant had 25,052,967 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$140,683	$126,733
Short-term investments	2,000	—
Accounts receivable, net of allowances of $2,114 and $2,487, respectively	24,329	22,399
Inventories	20,192	14,687
Prepaid expenses and other current assets	3,173	2,933

Total current assets	190,377	166,752
Property and equipment, net	10,813	7,905
Other assets	265	1,059

Total assets	$201,455	$175,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,522	$5,643
Accrued liabilities	9,499	8,299

Total current liabilities	16,021	13,942
Lease incentive	197	339
Other long-term liabilities	2,402	2,214

Total liabilities	18,620	16,495

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 28,690 and 27,847 shares issued, respectively 25,143 and 24,804 shares outstanding, respectively	29	28
Additional paid-in capital	170,213	152,644
Retained earnings	61,478	43,206
Treasury stock at cost, 3,547 and 3,043 shares, respectively	(48,885)	(36,657)

Total stockholders’ equity	182,835	159,221

Total liabilities and stockholders’ equity	$201,455	$175,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$42,148	$41,336	$127,784	$117,210
Cost of revenue	17,683	17,776	53,871	50,303

Gross margin	24,465	23,560	73,913	66,907

Operating expenses:
Research and development	10,964	9,580	32,357	27,663
Selling, general and administrative	6,499	6,281	20,213	20,044
Litigation	804	655	2,783	3,968

Total operating expenses	18,267	16,516	55,353	51,675

Income from operations	6,198	7,044	18,560	15,232
Non-operating expense (income), net	9	111	(21)	149

Income before income taxes	6,189	6,933	18,581	15,083
Income tax expense (benefit)	121	(9)	309	123

Net income	$6,068	$6,942	$18,272	$14,960

Net income per share:
Basic	$0.24	$0.28	$0.72	$0.61
Diluted	$0.23	$0.26	$0.68	$0.57

Weighted average shares outstanding:
Basic	25,419	24,806	25,318	24,635

Diluted	26,638	26,198	26,770	26,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,272	$14,960
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,489	6,122
Depreciation and amortization	2,430	2,059
Accretion of discount on investments	—	(4)
Loss on disposal of fixed assets	4	32
Provision for allowance for doubtful accounts	3	17
Changes in operating assets and liabilities:
Accounts receivable	(1,933)	(1,746)
Inventories	(5,515)	(220)
Prepaid expenses and other assets	554	436
Accounts payable	458	303
Accrued liabilities and long-term liabilities	1,200	(2,788)

Net cash provided by operating activities	22,962	19,171

Cash flows from investing activities:
Purchases of property and equipment	(4,875)	(3,198)
Purchases of short-term investments	(6,000)	(16,996)
Proceeds from maturity of short-term investments	4,000	24,896

Net cash (used in) provided by investing activities	(6,875)	4,702

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,368	6,094
Repurchases of common stock	(12,228)	(4,944)
Taxes paid related to net share settlement of equity awards	(277)	(101)

Net cash (used in) provided by financing activities	(2,137)	1,049

Net increase in cash and cash equivalents	13,950	24,922
Cash and cash equivalents, beginning of period	126,733	86,931

Cash and cash equivalents, end of period	$140,683	$111,853

Supplemental disclosure of cash flows:
Cash paid for income taxes	$260	$52

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements as of the year then ended.

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

	As of September 30,	As of December 31,
	2012	2011
Amortized cost	$2,000	$—
Unrealized gains	—	—

Fair value	$2,000	$—

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

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customer	2012	2011	2012	2011	2012	2011
A	23%	19%	25%	17%	19%	15%
B	21%	23%	23%	25%	20%	25%
C	13%	20%	14%	20%	16%	23%
D	13%	*	*	*	20%	*
E	*	11%	*	10%	*	12%

*	Less than 10%

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
China	69%	62%	67%	57%
Singapore	23	28	26	31
Taiwan	3	3	2	3
Japan	2	2	2	4
United States	1	2	1	2
Other	2	3	2	3

	100%	100%	100%	100%

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The effect of stock-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense:
Cost of revenue	$174	$204	$596	$571
Research and development	1,132	865	3,125	2,469
Sales, general and administrative	1,307	1,064	3,768	3,082

Effect on net income	$2,613	$2,133	$7,489	$6,122

Effect on basic net income per share	$0.10	$0.09	$0.30	$0.25

Effect on diluted net income per share	$0.10	$0.08	$0.28	$0.23

The Company has not recognized any tax benefit related to stock-based compensation expense as a result of the full valuation allowance on its net domestic deferred tax assets.

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

As of September 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits were $7,628 and $7,107, of which $6,469 and $6,084 would affect the effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$6,068	$6,942	$18,272	$14,960

Denominator:
Weighted average shares outstanding, basic	25,419	24,806	25,318	24,635
Effect of dilutive securities:
Stock options and restricted stock units	1,219	1,392	1,452	1,533

Weighted average shares outstanding, diluted	26,638	26,198	26,770	26,168

Basic net income per share	$0.24	$0.28	$0.72	$0.61

Diluted net income per share	$0.23	$0.26	$0.68	$0.57

Stock options and restricted stock units outstanding in the amount of 2,106 and 1,672 shares for the three months ended September 30, 2012 and 2011, respectively, and 1,578 and 1,325 shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period. These securities outstanding as of September 30, 2012 could dilute net income per share in the future.

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

2.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2012	2011
Work-in-process	$12,633	$7,471
Finished goods	7,559	7,216

	$20,192	$14,687

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Computer hardware	$2,164	$2,056
Computer software	7,788	6,083
Equipment	13,526	10,296
Furniture	1,213	1,223
Leasehold improvements	3,800	3,546

	28,491	23,204
Less accumulated depreciation and amortization	(17,678)	(15,299)

	$10,813	$7,905

4.	Stock Repurchase Program

Under the Company’s stock repurchase program announced on January 28, 2008 and further increased on October 20, 2008, April 24, 2009, May 20, 2010, October 22, 2010 and July 20,2012, the Company repurchased 436 shares during the three months ended September 30, 2012 for $10,234, at an average cost of $23.45 per share including commissions. The Company repurchased 504 shares for $12,228 at an average cost of $24.26 per share including commissions during the nine months ended September 30, 2012. The Company repurchased 248 shares for $4,944 at an average cost of $19.94 per share including commissions during the three and nine months ended September 30, 2011.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three and nine months ended September 30, 2012 have been reported as treasury stock. As of September 30, 2012, this repurchase program has $11.1 million remaining under the Company’s repurchase authorization.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

5.	Fair Value Measurements

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

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	September 30, 2012
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$128,559	$128,559	$—	$—

Total	$128,559	$128,559	$—	$—

	December 31, 2011
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$108,149	$108,149	$—	$—

Total	$108,149	$108,149	$—	$—

In addition, the Company held $3 million of Level 1 U.S. Treasuries at September 30, 2012 which are measured on a non-recurring basis as these investments are held-to-maturity.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. No trial date to determine damages or willfulness is currently set. There have been no further material developments in these litigation proceedings during the quarter ended September 30, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. Such case was subsequently transferred to the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended September 30, 2012.

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

Our net revenue was $153.6 million and $156.0 million in 2010 and 2011, respectively, and $127.8 million for the nine months ending September 30, 2012. We generated net income of $28.4 million and $20.6 million in 2010 and 2011, respectively, and $18.3 million in the nine months ending September 30, 2012. As of September 30, 2012, we had retained earnings of $61.5 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: server and storage; consumer and portable; and networking and communications. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the third quarter of 2012, we estimate that 59% of our net revenue was derived from sales in the server and storage market, 35% from the consumer and portable market and 6% from the networking and communications market. We believe that the most significant portion of our revenues for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the third quarter of 2012, four customers each accounted for more than 10% of our net revenue, and collectively accounted for 70% of our net revenue. In the third quarter of 2011, four customers each accounted for over 10% of our net revenue, and collectively accounted for 73% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 10% and 20% in the third quarter of 2012, compared to between 15% and 25% in the second quarter of 2012 and between 5% and 15% in the third quarter of 2011. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no U.S. sales to distributors. During the third quarter of 2012, sales to international distributors represented 29% of net revenue, compared to 31% in the second quarter of 2012 and 27% in the third quarter of 2011. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $20.2 million at the end of the third quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, decreased to 3.5 in the third quarter of 2012 compared to 4.3 turns in second quarter of 2012 and 4.5 turns in the third quarter of 2011. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue or could increase for the current year and beyond. Our litigation expenses were approximately $0.8 million in the third quarter of 2012 and $2.8 million for the nine months ended September 30, 2012.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2012 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 6, 2012.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue	100%	100%	100%	100%
Cost of revenue	42	43	42	43

Gross margin	58	57	58	57

Operating expenses:
Research and development	26	23	26	24
Selling, general and administrative	16	15	16	17
Litigation	2	2	2	3

Total operating expenses	44	40	44	44

Income from operations	14	17	14	13
Non-operating expense (income), net	—	—	—	—

Income before income taxes	14	17	14	13
Income tax expense (benefit)	—	—	—	—

Net income	14%	17%	14%	13%

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Net Revenue. Net revenue was $42.1 million in the three months ended September 30, 2012 and $41.3 million in the three months ended September 30, 2011, an increase of 2%. Revenues increased approximately $1.9 million in the server and storage market, which were partially offset by decreases of approximately $0.8 million and $0.3 million in the consumer and portable and networking and communications markets, respectively.

Cost of Revenue and Gross Margin. Cost of revenue was $17.7 million for the three months ended September 30, 2012 and $17.8 million for the three months ended September 30, 2011, a decrease of 1%. Gross margin was $24.5 million for the three months ended September 30, 2012 and $23.6 million for the three months ended September 30, 2011, an increase of 4%. Gross margin as a percentage of net revenue was 58% for the three months ended September 30, 2012 compared to 57% for the three months ended September 30, 2011. The increase in gross margin percentage as a percentage of revenue was primarily due to cost reductions.

Research and Development. Research and development expenses were $11.0 million for the three months ended September 30, 2012 and $9.6 million for the three months ended September 30, 2011, an increase of 14%. The increase is primarily due to an increase in wages and other related expenses of $0.7 million, an increase in product development expenses of $0.3 million and an increase in stock-based compensation expense of $0.3 million.

Selling, General and Administrative. Selling, general and administrative expenses were $6.5 million for the three months ended September 30, 2012 and $6.3 million for the three months ended September 30, 2011, an increase of 3%. The increase was primarily due to an increase in stock-based compensation expense of $0.2 million.

Litigation. Litigation expenses were approximately $0.8 million for the three months ended September 30, 2012 and $0.7 million for the three months ended September 30, 2011, an increase of 23%. The increase was primarily due to an increase in activity related to the litigation described in Item 1 of Part II - Legal Proceedings.

Income Tax Expense. Income tax expense was $121 thousand for the three months ended September 30, 2012 and the income tax benefit was $9 thousand for the three months ended September 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Net Revenue. Net revenue was $127.8 million in the nine months ended September 30, 2012 and $117.2 million in the nine months ended September 30, 2011, an increase of 9%. The increase in net revenue was primarily due to increases of $8.8 million and $2.9 million in sales to the server and storage and the consumer and portable markets, respectively, partially offset by a decrease of $1.1 million in sales to the networking and communications market.

Cost of Revenue and Gross Margin. Cost of revenue was $53.9 million for the nine months ended September 30, 2012 and $50.3 million for the nine months ended September 30, 2011, an increase of 7%. Gross margin was $73.9 million for the nine months ended September 30, 2012 and $66.9 million for the nine months ended September 30, 2011, an increase of 10%. Gross margin as a percentage of net revenue was 58% for the nine months ended September 30, 2012 and 57% for the nine months ended September 30, 2011. The increase in gross margin as a percentage of revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to cost reductions and yield improvements.

Research and Development. Research and development expenses were $32.4 million for the nine months ended September 30, 2012 and $27.7 million for the nine months ended September 30, 2011, an increase of 17%. The increase was primarily due to the increase in wages and related expenses of $2.6 million, higher performance based bonus accruals of $0.5 million, higher product development expenses of $1.0 million and an increase in stock-based compensation expense of $0.7 million.

Selling, General and Administrative. Selling, general and administrative expenses were $20.2 million for the nine months ended September 30, 2012 and $20.0 million for the nine months ended September 30, 2011, an increase of 1%. The increase was primarily due to an increase in stock-based compensation expense of $0.7 million, partially offset by a decrease in other legal expense unrelated to our pending litigation of $0.3 million and a decrease in wages and other related expenses of $0.3 million.

Litigation. Litigation expenses were approximately $2.8 million for the nine months ended September 30, 2012 and $4.0 million for the nine months ended September 30, 2011, a decrease of 30%. The decrease was primarily due to the decrease in activity related to the litigation described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $309 thousand and $123 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $174.4 million, including cash, cash equivalents and short-term investments of $142.7 million, compared to working capital of $152.8 million, including cash and cash equivalents of $126.7 million, as of December 31, 2011. Our cash, cash equivalents and short-term investments increased by $16.0 million in the nine months ended September 30, 2012. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as expected cash flows from operations will be sufficient to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Our operating activities provided net cash of $23.0 million and $19.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash provided from operating activities for the nine months ended September 30, 2012 was primarily due to net income of $18.3 million, adjustments for non-cash items of $9.9 million and an increase in other liabilities of $1.2 million. The primary non-cash items were stock-based compensation of $7.5 million and depreciation and amortization of $2.4 million. The above increases in cash were partially offset by increases in accounts receivable and inventories of $1.9 million and $5.5 million, respectively. The increase in accounts receivable was primarily due to an increase in net revenue and the increase in inventories was primarily due to increased production levels.

The primary sources of cash from operations for the nine months ended September 30, 2011 were due to net income of $15.0 million and adjustments for non-cash items of $8.2 million The above increases in cash were partially offset by increases in accounts receivable of $1.7 million and a decrease in accrued liabilities of $2.8 million. The increase in accounts receivable was due to the timing of collections and the decrease in accrued liabilities was primarily due to a decrease in legal accruals and a decrease in profit-dependent accruals.

Our investing activities used net cash of $6.9 million in the nine months ended September 30, 2012, and provided net cash of $4.7 million in the nine months ended September 30, 2011. The primary use of cash for the nine months ended September 30, 2012 was the purchase of short-term investments of $6.0 million and purchases of property and equipment of $4.9 million, partially offset by maturities of short-term investments of $4.0 million. The primary source of cash for the nine months ended September 30, 2011 was from the maturities of short-term investments of $24.9 million, partially offset by purchases of property and equipment and short-term investments of $3.2 million and $17.0 million, respectively.

Our financing activities used net cash of $2.1 million in the nine months ended September 30, 2012, and provided net cash of $1.0 million for the nine months ended September 30, 2011. The primary use of cash for the nine months ended September 30, 2012 were for repurchases of our common stock of $12.2 million, partially offset by proceeds from the sale of securities under the stock option and employee stock purchase plan of $10.4 million. The sources of cash for the nine months ended September 30, 2011 were from proceeds from the sale of securities under the stock option and employee stock purchase plan of $6.1 million, partially offset by repurchases of our common stock of $4.9 million.

As of September 30, 2012, the cash, cash equivalents and short-term investments held by our foreign subsidiaries was approximately $63.8 million. If these funds were repatriated to the U.S., under current tax law, we could be required to accrue and pay U.S. taxes on a portion of these funds. Our current plan is to permanently reinvest these funds outside the U.S.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012 (in thousands) and the periods in which such obligations are expected to be settled:

Fiscal Year	Purchase obligations	Operating lease obligations
2012	$6,289	$433
2013	351	1,319
2014	—	1,035
2015	—	959
2016	—	960
Thereafter		1,082

Total	$6,640	$5,788

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

The amounts in the table above exclude $1.6 million of non-current income tax liabilities as we are unable to reasonably estimate the timing of settlement.

Recent Accounting Pronouncements

The Company has determined that there were no recent accounting pronouncements issued during the three months ended September 30, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2012, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings in the ordinary course of our business. Except as set forth below, we are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and as updated in subsequent public filings, we filed a lawsuit in November 2008 in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation, and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, seeking damages, enhanced damages for willful infringement and injunctive relief. A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. No trial date to determine damages and willfulness is currently set. There have been no further material developments in these litigation proceedings during the quarter ended September 30, 2012.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. Such case was subsequently transferred to the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended September 30, 2012.

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

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003. While we have historically experienced year over year revenue growth, the rate of revenue growth has fluctuated significantly over such years and on a period to period basis. Between 2010 and 2011, our annual net revenue increased 2% from $153.6 million to $156.0 million. During the last four fiscal quarters, our revenue decreased 6%, increased 8%, increased 4%, and decreased 3% during such quarterly periods. We expect our quarterly and annual revenue to continue to fluctuate. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results.

We may also not be able to maintain profitability on a quarterly or annual basis. Our ability to maintain profitability on a quarterly or annual basis depends in part on the rate of growth of our target markets, the continued acceptance of our and our customers’ products, the competitive position of our products, our ability to develop new products, our ability to secure adequate manufacturing capacity and our ability to manage expenses. Because many of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner or we may elect to not reduce expenses, to offset any shortfall in revenue.

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

•	actual or anticipated fluctuations in our revenue, operating results or growth rate;

•	failure to meet the expectations of securities analysts or investors with respect to our financial performance;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	sales of our common stock or other securities in the future;

•	stock market price and trading volume fluctuations of publicly-traded companies in general and semiconductor companies in particular;

•	the trading volume of our common stock;

•	changes in financial estimates and ratings by securities analysts for us, our customers or competitors or companies in the semiconductor industry generally;

•	changes in the condition of the financial markets, the economy as a whole, the semiconductor industry, our customers or our competitors;

•	publicity about the semiconductor industry, our competitors or our customers; and

•	changes in key personnel.

For example, as disclosed in Part II – Market Information and Stockholders of our Annual Report on Form 10-K for the year ended December 31, 2011, the high and low of our stock price fluctuated significantly within each period. Between the start of 2012 through the end of the third quarter, our closing stock price has traded in a broad range from $21.09 to $34.42. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

Risks Related to our Markets and Customers

We target our sales and marketing efforts in particular markets, and in these markets we have experienced varying order patterns. If demand for our products in these markets declines, or if we are unable to adjust to the varying order patterns in these markets or to expand into new markets, our business would be harmed.*

We target our sales and marketing efforts in particular markets, where our proprietary technology provides us with certain advantages over competitive voltage regulator solutions. Within each market, we sell products for systems that are developed for chipset specifications, standards or architectures that support specific current and power levels. In 2011, 93% of our net revenue was derived from the sale of our products in the server and storage and the consumer and portable markets. We are also looking to expand our presence in our networking and communications market, and will also look to develop our business in the energy market. Technological requirements such as power levels and architecture in any particular market may change in a way that increases or decreases the advantages and benefits that our products can provide. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting does not develop, we may need to further diversify and expand our product portfolio or our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, or comply with prevailing technological standards, our operating results and competitive position could be harmed.*+

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. We develop products that are better suited for particular technological specifications or customer requirements, which allow us to provide a meaningful advantage over competitive voltage regulator solutions. In particular, we compete most favorably in systems that deal with higher current levels and require greater voltage regulator efficiency and therefore require more sophisticated power management solutions. Accordingly, our ability to compete in the future will depend on our ability to successfully adapt to new technologies and requirements, and to continue to develop and market new products that achieve market acceptance on a timely and cost-effective basis. For example, a significant number of our products are developed to operate in computing systems that are based on Intel CPU specifications, architectures and power requirements, which Intel may periodically modify or change, or may develop new specifications or architectures. Some of the factors affecting our ability to compete successfully include, but are not limited to:

•	our ability to timely and effectively identify and address new technologies, power architectures, power requirements, specifications, industry standards or consumer preferences;

•	our ability to allocate our resources to markets that best suit our products and technology;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	our ability to effectively recruit, motivate and retain skilled engineering and research and development staff;

•	successful development of relationships with existing and potential new customers; and

•	successful development of relationships with key developers of advanced digital semiconductors.

Products we have recently developed or which we are currently developing may not achieve market acceptance, particularly if specifications, architectures or power requirements are modified or changed in a manner that reduces our advantage over competitive solutions. Many of these new products and processes require significant expenditures of company resources, and there is no guarantee that these expenditures will contribute to the development of commercially successful products. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, operating results, and competitive position could be adversely affected.

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products for the remainder of the current fiscal year. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry or general economic conditions, changes in technological or customer requirements that reduce our competitive advantage, introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them could significantly reduce our net revenue and adversely affect our operating results.* +

We sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. The markets in which we sell products are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

In the third quarter of 2012, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 70% of our net revenue. In the third quarter of 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 73% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue. Consolidation among our customers may increase our customer concentration. The loss of any of our major customers could materially adversely impact our operating results and financial position.

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

Our inventory levels were $20.2 million at the end of the third quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, decreased to 3.5 turns in the third quarter of 2012 compared to 4.3 turns in the second quarter of 2012 and 4.5 turns in the third quarter of 2011. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.* +

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 29% of our net revenue in the third quarter of 2012 compared to 27% in the third quarter of 2011. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our customers may be impacted by natural disasters throughout the world, which may have an adverse impact on our business. +

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the Northern District of California against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions, and other potentially similar actions, consume significant financial and other resources. In the three months ended September 30, 2012, our litigation related expenses were approximately $0.8 million and in 2011 were approximately $4.7 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of September 30, 2012, we had 89 issued patents and 69 patent applications pending in the United States, and three foreign patent issued and 51 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to January 2031. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Furthermore, changes in either the intellectual property laws or in interpretations of intellectual property laws in the United States and other countries may diminish the value of our intellectual property. For instance, the U.S. recently enacted changes to the U.S. patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The enforcement of patents by others may harm our ability to conduct our business. If we fail to effectively protect our intellectual property, our business could be harmed.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the third quarter of 2012, 99% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in, China, Japan, Singapore, Taiwan and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2011 and during the nine months ended September 30, 2012 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2012 to July 31, 2012	11,170	$23.72	11,170	$21,083,021
August 1, 2012 to August 31, 2012	48,505	$24.45	48,505	$19,896,895
September 1, 2012 to September 30, 2012	376,650	$23.31	376,650	$11,114,635

Total	436,325	$23.45	436,325

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program, under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. Our board of directors authorized an initial $10 million and publicly announced such program on January 28, 2008, and further increased such authorization on October 20, 2008, April 24, 2009, May 20, 2010, October 22, 2010 and July 20, 2012, such that the total aggregate size of our program as of September 30, 2012 was $60 million. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2012	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
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