Form 10-K
period 2012-12-31
VOLTERRA SEMICONDUCTOR CORP
filed 2013-03-06
CIK 1050550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq Global Select Market on June 29, 2012, the last business day of the registrant’s most recently completed second quarter, was $427,402,350 based on a closing price of $23.45 per share. Shares of the registrant’s common stock held by current executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information for certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

As of January 31, 2013, there were 25,165,558 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

VOLTERRA SEMICONDUCTOR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

We design, develop, and market proprietary, high-performance analog and mixed-signal power management semiconductors for the computing, storage, networking, consumer and energy markets. Our products are integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors, and scalable voltage regulator semiconductor chipsets that transform, regulate, deliver, and monitor the power consumed or delivered by electronic systems. We have continued to develop and expand our core voltage regulating technology, to find new applications that can take advantage of the high performance and space saving solutions that our technology provides. A significant portion of our business is based on the sale of integrated power solutions in computer server, storage and consumer applications. In a server product, for example, our integrated solution allows our customers to develop products that reduce the area needed by the voltage regulating solution, while also providing high efficiency voltage regulation to memory sockets, CPUs or other digital semiconductors. In addition, these products will operate with lower power consumption and heat generation.

Digital semiconductors continue to become more prevalent in a wider variety of everyday applications, therefore driving the demand for more advanced mixed signal semiconductor power management products that can meet the requirements and the market for these new digital semiconductor applications. Through our proprietary power system architecture and mixed-signal design techniques, we have a technologically advanced solution that has integrated power, analog, and digital circuits onto a single complementary metal oxide silicon, or CMOS, semiconductor, thereby eliminating the need for a large number of discrete components required by conventional power management solutions.

Analog and Mixed-Signal Semiconductor Market

Semiconductor components are the building blocks of electronic systems. Semiconductors are generally classified as either “digital” or “analog.” Digital semiconductors, such as microprocessors, digital signal processors, and memory, are used to process and store data in a binary format, using electrical signals to represent the binary digits, “1” and “0.” Analog semiconductors, such as voltage regulators and temperature sensors, monitor, regulate, or transform physical properties, including voltage, current, temperature, pressure, weight, light, sound or speed, using electrical signals that have a continuous range of values. Electronic systems rely on analog semiconductors to provide the interface between digital semiconductors and the physical world. Mixed-signal semiconductors combine elements of both analog and digital semiconductors, but are generally classified as analog semiconductors because of their analog content.

The market for analog and mixed-signal semiconductors differs from the digital semiconductor market in several significant respects. Digital semiconductors provide processing functions in electronic systems and are therefore often optimized for a particular application or market. Analog and mixed-signal semiconductors are often used in a wider variety of applications and markets where different users have unique requirements regarding performance specifications such as size, speed, accuracy, and efficiency. As a result, because of these unique requirements, the analog and mixed-signal semiconductor market is highly fragmented, providing smaller companies an opportunity to compete successfully against larger suppliers in many market segments. Analog and mixed-signal semiconductors also generally have longer product life cycles than digital semiconductors. The market for digital semiconductors is usually characterized by rapid design cycles and shorter product life cycles. In addition, while digital semiconductors typically gain the performance benefit of leading-edge manufacturing process technologies, analog and mixed-signal semiconductor companies typically benefit from lower capital requirements through the use of more mature manufacturing process technologies that provide higher yields and generally more favorable manufacturing costs. Analog and mixed-signal semiconductor design has traditionally been more dependent on individual design engineers with specialized training and experience to design complex and proprietary analog and mixed-signal semiconductors to give a company and its products a competitive advantage in a given application or market.

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

Power Management Semiconductor Market

Every electronic system either consumes or produces power in its operation. This power is delivered by one or more analog semiconductors known as power management semiconductors, which transform, regulate, and monitor power throughout electronic systems. Advances in electronic systems require power management solutions with greater efficiency, accuracy or speed. In addition, the demand for smaller electronic devices is driving the need for power management solutions that deliver increased performance but are smaller in size. In some cases, the increased complexity of electronic systems, such as computing systems, is causing electronic system producers to adopt a distributed system power architecture that requires a larger number of power management semiconductors to meet the varied power requirements throughout the system. We believe these trends exist across multiple electronic equipment markets and are driving demand for greater quantities of more sophisticated power management solutions, and we believe our products have the features and technological advantages to meet and address this demand.

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

Our Solution

Our proprietary, high-performance analog and mixed-signal power management semiconductors target the computing, storage, networking, consumer and energy markets where power management requirements are particularly challenging. The benefits of our solution to our customers include:

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

We have developed products for the computing, storage and networking markets and we compete favorably in the markets we serve. In order to continue to grow our business, we must continue to develop new and innovative product offerings, provide high quality and reliable products, attract and retain qualified engineers, provide superior customer support and be able to manage our operations in an efficient and cost effective manner. For example, we are developing new power management products for the energy market.

Our Strategy

We are a leading provider of high-performance, highly-integrated analog and mixed-signal power management solutions in the computing, storage, networking and consumer markets, and we are developing power management products to address the energy market. We look to strengthen our market position by pursuing the following strategies:

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

Our Products and Markets

Our analog and mixed signal power management semiconductor products are primarily used in computing, storage, networking, and consumer markets that require peak voltage regulating performance. We are developing products for energy market applications that require high efficiency or maximum energy generation or storage, but do not expect this market to represent a material part of our business in 2013. We offer integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors, and scalable voltage regulator semiconductor chipsets. We continually develop new products and new generations and versions of our existing products to improve product performance and features while reducing system cost and size.

The demand for our products depends on many factors, such as our ability to introduce new products in a timely manner, the introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or the requirements of, and demand for, the electronic systems into which our products are incorporated, or macroeconomic factors, such as downturns in the economy or the semiconductor industry in general.

Customers, Sales and Marketing

The electronics manufacturing industry is complex and disaggregated, and we sell to our end customers directly, or through an array of third party vendors who provide procurement, manufacturing, design, and other supply chain related services within the industry for such end customers. For sales in the computing, storage, networking, and consumer markets, we have sold and will continue to sell our products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, directly through our internal sales force and indirectly through distributors and outsourced suppliers.

Although our key customer base has grown and we expect it to continue to broaden, our sales in the computing, storage, networking, and consumer markets have generally been concentrated with a relatively small group of customers. In 2012, we had not yet generated sales in the energy market. In 2012, IBM Corp., Hon Hai Precision Industry Co., Silicon Application Corp., and Flextronics Manufacturing (Hong Kong) Ltd., each accounted for over 10% of our net revenue, and collectively accounted for 69% of our net revenue. In 2011, IBM Corp., Hon Hai Precision Industry Co., Silicon Application Corp., and Flextronics Manufacturing (Hong Kong) Ltd., each accounted for over 10% of our net revenue, and collectively accounted for 72% of our net revenue. In 2010, IBM Corp. and Hon Hai Precision Industry Co., each accounted for over 10% of our net revenue, and collectively accounted for 43% of our net revenue. See Item 8 “Financial Statements and Supplementary Data” below for information on our net revenue, profit and loss, and total assets.

Almost all of our revenue is derived from international sales. We sell our products to customers in North America directly through our internal sales force, and to international customers both directly through our internal sales force and indirectly through distributors. International sales accounted for 99% of our net revenue in 2012, and 98% in 2011 and 2010. We report our net revenue by geographic areas according to the destination to which our products are shipped, although such geographic area may not be the same geographic area in which such product is ultimately used. Currently, all of our revenue has been generated in the computing, storage, networking and consumer markets. We anticipate generating first revenue in our new energy market during 2013. A further description of this geographic breakdown is included in Note 2(f) to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” below.

Our products are generally incorporated into a customer’s product early in the design phase. Once our products have been designed to perform a specific power management function in our customer’s system, we typically are the sole source supplier for that function. Our applications engineers provide technical support and assistance to customers in designing, testing, and qualifying systems that incorporate our products. We invest significant time and resources in working with electronic system producers to have our products designed into their systems, but if such investment of time and money is unproductive and electronic system producers do not design our products into their systems, the amounts expended in this investment would be unrecoverable and our business would be materially and adversely affected. In addition, we often incur significant expenditures in the development of a new product line without any assurance that a market for such product will develop or that electronic system producers will select our product for use in their systems. If we incur such expenditures and fail to identify customers or applications for such product, our operating results will be adversely affected.

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

Our mixed-signal power management semiconductors are manufactured on processes based on widely-available, mature, standard CMOS technologies. This enables us to produce cost-effective products and allows us to source our semiconductors from multiple foundries. Following fabrication, our production silicon wafers are shipped to our assembly and test subcontractors where they are assembled into packages and electronically tested. We have multiple sources for subcontract assembly and test services. In 2012, our principal foundries and assembly and test subcontractors were located in China, Malaysia, Philippines, Singapore, Taiwan and Thailand.

We have designed and implemented a structured product development process, which is consistent with ISO 9001 specifications, and a quality management system to provide the framework for quality, reliability, and manufacturability of our products. To ensure consistent product quality, reliability, and yield, we closely monitor the production cycle by reviewing electrical, parametric, and manufacturing process data from our foundries and assembly and test subcontractors. The manufacturing process of our products is technically challenging, however, and may create defects that are difficult to detect. If we deliver poor quality products, if we suffer a reduction in or deferral of our revenue as a result of excessive product returns, if we incur substantial product replacement costs, if we are required to incur significant manufacturing or development costs to improve our quality, or if we have to rework or scrap returned inventory, our operating results and financial position could be materially negatively impacted.

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

We have assembled a team of highly skilled engineers who have expertise in analog and mixed-signal design, power system design, process engineering, and package engineering to collaborate on research and development efforts. We have established a separate, dedicated group within our research and development organization that maintains forward-looking focus on new product architectures and future technologies, including the energy market. This group works closely with our customers, partners, and suppliers to align technology roadmaps and conduct extensive research to enhance our future products.

Research and development expense was $43.3 million, $37.4 million and $35.0 million in 2012, 2011 and 2010, respectively. We intend to invest a significant amount of resources into research and development activities in the future, and expect to fund the cost of these activities from current cash balances and funds generated from operations.

Intellectual Property

We rely primarily on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks, and other proprietary rights to protect our intellectual property. As of December 31, 2012, we had 95 patents issued and 73 patent applications pending in the United States, and four foreign patents issued and 66 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to January 2031. We are currently pursuing additional patent applications. We cannot guarantee that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. Competitors may also recruit our employees who currently have or had access to our proprietary technologies. Any efforts that we take or measures that we implement to prevent misappropriation or infringement of our intellectual property may not be successful. We are currently involved in patent litigation with Infineon Technologies AG, Infineon Technologies North America Corporation, and Primarion, Inc. A description of these litigation matters is described in Item 3. Legal Proceedings. Such actions could consume significant financial and other resources, and although we strongly believe in the validity of our positions, there is no guarantee that any such proceedings would be successful on its merits.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and intellectual property rights. Further litigation may be necessary to enforce our intellectual property rights, or we may have to defend ourselves against additional claims. These actions have consumed significant financial resources and could subject us to further expense or liability for damages, or could invalidate our proprietary rights, any of which could have a material adverse effect on our business.

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

We consider our primary competitors to include Infineon Technologies, International Rectifier, Intersil, Linear Technology, Maxim Integrated Products and Texas Instruments. In addition, we compete with a number of other companies, some of which may become significant competitors. We may also face competition from new and emerging companies that may enter our existing or future markets, including energy. Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, a larger customer base, longer relationships with customers and distributors, and significantly greater financial, sales, marketing, manufacturing, distribution, technical, and other resources than we do. We believe we compete favorably on the basis of performance, integration, form factor and cost.

Employees

As of December 31, 2012, we had 264 full-time employees. There were 157 employees in research and development, 46 in sales, marketing and field services, 32 in general, administration and finance and 29 in operations. We believe we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers, their ages, and their positions as of March 1, 2013, were as follows.

Name	Age	Position
Jeffrey Staszak	60	President, Chief Executive Officer and Director
Craig Teuscher	45	Senior Vice President and Chief Operating Officer
Mike Burns	47	Senior Vice President, Chief Financial Officer and Treasurer
William Numann	56	Senior Vice President, Server and Storage and Communications Product Groups

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

Craig Teuscher co-founded Volterra in 1996, and he currently serves as our Chief Operating Officer. Dr. Teuscher previously served as our Senior Vice President, Notebook Product Group, and as our Senior Vice President of Operations, Manufacturing Engineering and Quality Assurance, Vice President of Worldwide Sales and Applications Engineering, and Vice President of Sales and Applications Engineering. Dr. Teuscher holds a B.S.E.E. from Princeton University and an M.S.E.E. and Ph.D. in electrical engineering from the University of California at Berkeley.

Mike Burns joined Volterra in August 2007, and he currently serves as our Senior Vice President of Finance, Chief Financial Officer and Treasurer. Mr. Burns previously served as our Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining Volterra, Mr. Burns served in various capacities within the finance organization at Intel Corporation, a semiconductor manufacturer, from 1992 to August 2007, most recently as Finance Director and Controller of Intel Capital. Mr. Burns earned his B.A. in economics and M.S. in industrial engineering from Stanford University, and his M.B.A. from the University of California at Berkeley’s Haas School of Business.

William Numann joined Volterra in November 2000, and he currently serves as our Senior Vice President, Server and Storage Product Group. Mr. Numann previously served as our Senior Vice President, Server and

Storage and Communications Product Groups, as our Senior Vice President of New Product Development, and as our Vice President of Marketing. Prior to joining Volterra, Mr. Numann was Vice President of Standard Products of Supertex, Inc., a semiconductor company, from 1997 to 2000. From 1985 to 1997, Mr. Numann served as Product Marketing and Applications Director at Siliconix, Inc., a semiconductor company. Mr. Numann holds a B.S.E.E. and an M.B.A. from Rensselaer Polytechnic Institute.

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

We have historically experienced year over year revenue growth, but the rate of revenue growth has fluctuated significantly over such years and on a period to period basis. From 2011 to 2012, our annual net revenue increased 8% from $156.0 million to $168.0 million, while from 2010 to 2011, our annual net revenue increased only 2%. In the first and second quarters of 2012, our revenue increased 8% and 4%, sequentially, and in the third and fourth quarters of 2012, our revenue decreased 3% and 4%, sequentially. We expect our quarterly and annual revenue to continue to fluctuate. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results.

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

The market price of our common stock may fluctuate significantly in response to a number of factors which could result in substantial losses for investors. These factors include, but are not limited to:

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

For example, as disclosed in Part II – Market Information and Stockholders, the high and low of our stock price fluctuated significantly within each period. Between the start of 2012 through the end of the fiscal year at December 31, 2012, our closing stock price has traded in a broad range from $16.46 to $34.42. The stock market in general, and the Nasdaq Global Select Market in particular, has experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

We target our sales and marketing efforts in specific markets, where we believe our proprietary technology provides us with certain advantages over competitive voltage regulator solutions. Within our markets, we sell or plan to sell products for systems that are developed for certain technologies, specifications, standards or architectures that have specific technical requirements, such as current or power levels. In 2012, 94% of our net revenue was derived from the sale of our products in the server and storage and the consumer and portable markets. We are also looking to expand our presence in our networking and communications market, and will also look to develop our business in the energy market. Technological requirements such as power levels and architectures in any particular market may change in a way that increases or decreases the advantages and benefits that our products can provide. If the demand for our products in these markets declines, or if demand for products in the other markets we are targeting does not develop, we may need to further diversify and expand our product portfolio or our target markets. If we are unable to do so in a timely and cost-effective manner, our business and operating results could be harmed.

Entrance into new or developing markets will increase demands on our operations and may have an adverse impact on our financial performance.

In 2012, we announced our new energy product group and also announced our acquisition of Element Energy, Inc., a company that has developed technology designed to improve the performance, lifetime, reliability and cost of large battery packs used in a wide range of applications including hybrid and electric vehicles and stationary and renewable energy storage. As we focus on new market opportunities such as these, we will be entering into new markets that we are not familiar with, and this may result in inefficiencies in our operations that may create a distraction of management from current operations. We must learn about new technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues, and if we are not able to effectively do so, our future business will suffer. We will incur significant expenses in advance of obtaining revenue, and there can be no assurance that we will generate sufficient revenue from our products to offset these expenses or that these expenditures will result in products that would be broadly adopted or that can effectively compete for these market opportunities.

If we are unable to timely develop new products or new generations and versions of our existing products that achieve market acceptance, or comply with prevailing technological standards, our operating results and competitive position could be harmed.

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. We develop products that are better suited for particular technological specifications or customer requirements, which we believe allow us to provide a meaningful advantage over competitive voltage regulator solutions. In our computing, storage, networking and consumer markets, for example, we compete most favorably in systems that deal with higher current levels and require greater voltage regulator efficiency and therefore require more sophisticated power management solutions. In addition, a significant number of these products are developed to operate in computing systems that are based on Intel CPU specifications, architectures and power requirements, which Intel may periodically modify or change, or may develop new specifications or architectures. Accordingly, our ability to compete in the future will depend on our ability to successfully adapt to new technologies and requirements, and to continue to develop and market new products that achieve market acceptance on a timely and cost-effective basis. Some of the factors affecting our ability to compete successfully include, but are not limited to:

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

Products we have recently developed or which we are currently developing, such as our products in our new energy market, that may not achieve market acceptance, particularly if specifications, architectures, or efficiency or power requirements are modified or changed in a manner that reduces our advantage over competitive solutions. Many of these new products and processes require significant expenditures of company resources, and there is no guarantee that these expenditures will contribute to the development of commercially successful products. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, operating results, and competitive position could be adversely affected.

We sell a limited number of products and a reduction in demand for these products would harm our business and operating results.

We derive substantially all of our net revenue from the sale of integrated voltage regulator semiconductors, integrated power protection and distribution semiconductors and scalable voltage regulator semiconductor chipsets, and we expect to continue to derive substantially all of our net revenue from these products. Factors that could cause the demand for our products to decline include downturns in the semiconductor industry or general economic conditions, changes in technological or customer requirements that reduce our competitive advantage, introduction of competing products, our pricing strategies and the pricing strategies of our competitors, or a decline in demand for the electronic systems into which our products are incorporated.

We depend on a small number of customers for substantially all of our net revenue and the loss of, or a significant reduction in orders from, any of them could significantly reduce our net revenue and adversely affect our operating results.

We sell our computing, storage, networking and consumer products primarily to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract equipment manufacturers, or CEMs, and merchant power supply manufacturers, either directly through our internal sales force or indirectly through distributors and outsourced suppliers. Certain of these customers in turn sell more broadly to multiple companies that directly address consumer demand. The markets in which we sell products are prone to significant and unpredictable changes in demand, and our product sales are directly affected by the ability of our concentrated customer base to sell their products or electronic systems that incorporate our products. If these electronic systems are not commercially successful or if the development or commercial introduction of such electronic systems is delayed or fails to occur as planned or forecasted, or if our customers do not consistently manage their inventory of products we sell to them, our operating results will be adversely affected. We expect a significant amount of our revenue to continue to come from the commercial introduction of new systems making our revenue more difficult to forecast.

In 2012, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 69% of our net revenue. In 2011, four customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 72% of our net revenue. In 2012, all of our revenue was in our computing, storage, networking and consumer markets. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year, and consolidation among our customers may increase our customer concentration. The loss of any of our major customers, or the inability of such major customer to pay us, could materially adversely impact our operating results and financial position.

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

Our inventory levels were $18.7 million at the December 31, 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, increased to 3.7 turns in the fourth quarter of 2012 compared to 3.5 turns in the third quarter of 2012 and decreased from 4.4 turns in the fourth quarter of 2011. If the amount of inventories we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our financial results increases.

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 29% of our net revenue in 2012 compared to 27% in 2011. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses, or may elect to not reduce expenses, to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

None of our outstanding accounts receivables are covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change, certain of our customers may face liquidity issues and may be unable or unwilling to satisfy their payment obligations, which could have a material adverse effect on our financial condition and operating results. In addition, our accounts receivable tend to be concentrated with a small group of customers and we expect this to continue, which could further exacerbate these risks.

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

•	our ability to continue to recruit and retain engineering talent;

•	our ability to introduce new products in a timely manner;

•	the pricing of components used in competing solutions;

•	the pace at which our customers incorporate our products into their systems;

•	the continued acceptance of our customers’ products;

•	the availability of foundry, assembly, and test capacity for our products;

•	protection of our products by effective utilization of intellectual property laws; and

•	general economic conditions.

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

In addition, in the event of a manufacturing capacity shortage, these competitors may have their own silicon wafer fabrication operations, or may be able to obtain silicon wafer fabrication capacity that is not also available to us. We expect our competitors to continue to introduce new or enhanced products technologies with greater performance and improved pricing, which could cause our products to become obsolete or uncompetitive and harm our operating results.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the Northern District of California against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions, and other potentially similar actions, consume significant financial and other resources. In the twelve months ended December 31, 2012, our litigation related expenses were approximately $3.5 million and in 2011 were approximately $4.7 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of December 31, 2012, we had 95 patents issued and 73 patent applications pending in the United States, and four foreign patents issued and 66 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to January 2031. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Furthermore, changes in either the intellectual property laws or in interpretations of intellectual property laws in the United States and other countries may diminish the value of our intellectual property. For instance, the U.S. recently enacted changes to the U.S. patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The enforcement of patents by others may harm our ability to conduct our business. If we fail to effectively protect our intellectual property, our business could be harmed.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act will soon require us to report on any “conflict materials” that may be used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our third-party semiconductor foundries and test and assembly subcontractors timely comply with such laws and regulations. Because we work with subcontractors to make specified modifications to their standard processes, transitioning the manufacturing of our products can require substantial lead time. Any future delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs. If we, or the subcontractors that we use, fail to timely comply with such laws, our customers may refuse to purchase our products. Such refusal or delay could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to our Manufacturing and Development Activities

Our dependence on third-party semiconductor manufacturers, or foundries, reduces our control over the manufacture of our products and increases our exposure to third party solvency risks, which could harm our business.

We are a fabless semiconductor company and, as such, we rely on third-party semiconductor manufacturers, or foundries, such as GlobalFoundries and Taiwan Semiconductor Manufacturing Corporation, or TSMC. The ability of these foundries to provide silicon wafers to us is limited by their available capacity. Moreover, the price of our silicon wafers has in the past fluctuated and is expected to continue to fluctuate, based on changes in available industry capacity. We do not have long-term supply contracts with any of our foundries. Therefore, our manufacturers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. There are significant risks associated with our reliance on these third-party manufacturers, including, but not limited to:

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

We rely on third-party subcontractors, such as Advanced Semiconductor Engineering, Amkor Technology, Carsem, JCAP, SilTech, STATS ChipPAC Ltd. and UTAC, to assemble and test our products. None of these third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our assembly and test subcontractors have provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We are subject to many of the same risks with these vendors as with our foundries, including risks related to the ability of such vendors to continue to provide us with the agreed-upon services or products as needed, and our ability to control delivery schedules and product quality. If we do not successfully manage these relationships, the quality of products shipped to our customers may decline, which could damage our relationships with customers, decrease our net revenue, and negatively impact our growth.

Our products are highly complex and may require modifications to resolve previously undetected design or process errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.

Our power management products are highly complex and may contain previously undetected errors or defects in design that are discovered in the manufacturing or assembly process that may significantly affect yields or quality. If we deliver products with undiscovered errors or defects, these products may be the subject of a warranty claim and we may suffer a reduction in or deferral of our revenue as a result of significant product returns and our operating results and financial position could be materially impacted. We may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and operating results may be adversely impacted. Also as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customer, we may be expected to agree upon additional terms and conditions of sale regarding product quality or product defects which may increase our costs, obligations and liabilities in connection with our product sales. We maintain limited insurance coverage to defray potential costs from lawsuits, including lawsuits arising from product liability, but if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

Because we rely on third party foundries and assembly and test subcontractors, we may experience delays in the manufacture, development and introduction of our new products, which may harm our business and operating results.

The development of our products is highly complex, costly and inherently risky. Because we rely on third party foundries and assembly and test subcontractors, we may experience delays in the manufacture, development and introduction of new products or new generations and versions of our existing products. If we are unable to manufacture, develop or introduce products on a timely basis, we may lose new or existing market and customer opportunities and our financial results or competitive position could be harmed. We cannot assure you that the procedures that we have implemented to minimize delays will be effective or that delays may not occur in the future. In particular, we expect to continue to bring new products to production in new manufacturing and assembly processes. Any future delays in the introduction of new products or new generations or versions of our existing products could materially harm our business and operating results.

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

A number of our customers are multinational corporations, with operations located throughout the world. In 2012, 99% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in, China, Japan, Singapore, Taiwan and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

The United States’ Foreign Corrupt Practices Act, or FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies, their subsidiaries and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. While our policies mandate compliance with the FCPA and these anti-bribery laws, there can be no assurance that our internal controls and procedures will protect us from improper acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2012 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

Risks Related to our Growth and Acquisitions

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

We will evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. For example, we closed a transaction on December 31, 2012 to acquire Element Energy, Inc., a company that has developed technology designed to improve the performance, lifetime, reliability and cost of large battery packs used in a wide range of applications including hybrid and electric vehicles and stationary and renewable energy storage. Acquisitions entail a number of risks that could materially adversely affect our operating and financial results, including, but not limited to:

•	the failure of markets for the products of acquired companies to develop as expected;

•	our lack of experience acquiring other businesses;

•	problems integrating the acquired operations, technologies, or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	the need for financial resources above our planned investment levels;

•	overestimation of potential synergies or a delay in realizing those synergies;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience; and

•	the potential loss of key employees of the acquired company.

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

We intend to increase the scope of our operations to expand into new product areas, and any future growth of our operations will continue to place a significant strain on our management, personnel, systems, and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, and motivate our workforce, and manage our customer and distributor relationships, develop our internal sales force, and manage our foundry and assembly and test subcontractors. All of these endeavors will require substantial resources, management effort and skill, and we anticipate that we will require additional personnel and internal processes to manage these efforts. Our growth in recent years has also caused several key employees and members of management to take on new and greater responsibilities within our organization. If the transition to these new roles and responsibilities is not successful or completed on a timely basis, we may be unable to take full advantage of additional growth opportunities and our business could be adversely affected. We plan to fund the costs of our operational and financial systems, additional personnel, and internal processes from current cash balances and funds generated from operations. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially adversely affected.

We evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. As we grow and implement new and upgraded operational and financial systems, procedures, and controls, we will need to maintain effective internal controls over financial reporting. In addition, in the course of our Section 404 compliance, we may identify deficiencies in our internal controls, some of which may be categorized as a significant deficiency or a material weakness. If we fail to correct the deficiencies that we identify and to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we cannot favorably assess our internal controls, or if our independent registered public accountants are unable to provide an unqualified report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our principal offices and primary research and development, operations management, and Western U.S. sales office occupy approximately 73,000 square feet in Fremont, California, under a lease that expires in 2018, with an option to renew in 2017. Our regional headquarters in Asia, research and development, operations management, and sales office, occupy approximately 9,000 square feet in Singapore under leases that expire in 2015. We also lease properties throughout the United States, Asia and in Europe for use as sales, research and development, business development or applications support offices. We may change the size and location of our facilities from time to time based on business requirements. We do not own any manufacturing facilities and we contract to third parties the production and distribution of our products. We believe our space is adequate for our current needs and that additional or substitute space will be available to accommodate any foreseeable expansion of our operations in the current fiscal year.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A trial date to determine damages or willfulness has been tentatively set for November 4, 2013.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. Such case was subsequently transferred to, and is currently being heard in, the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended December 31, 2012.

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

	High	Low
Year ended December 31, 2012:
Fourth quarter ended December 31	$21.66	$16.46
Third quarter ended September 30	$25.47	$21.09
Second quarter ended June 30	$34.06	$22.93
First quarter ended March 31	$34.42	$24.91

Year ended December 31, 2011:
Fourth quarter ended December 31	$25.74	$18.20
Third quarter ended September 30	$26.42	$19.23
Second quarter ended June 30	$26.40	$21.77
First quarter ended March 31	$26.85	$22.20

The closing price for our common stock as reported by the Nasdaq Global Select Market on January 31, 2013 was $16.44 per share. As of January 31, 2013, there were approximately 341 registered stockholders of record of our common stock.

The following graph compares the cumulative 60-month total return provided shareholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index. An investment of $100 (assuming reinvestment of all dividends) is assumed to have been made in our common stock on or in these indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012. We have not paid any dividends on our common stock during this period. The stock price information shown on the graph below is not indicative of future price performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our share repurchase activity for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share2	Total Number of Shares Purchased as Part of Publicly Announced Program1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2012 to October 31, 2012	94,100	$21.83	94,100	$9,060,042
November 1, 2012 to November 30, 2012	—	$—	—	$9,060,042
December 1, 2012 to December 31, 2012	—	$—	—	$9,060,042

Total	94,100	$21.83	94,100

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program. Our board of director authorized an initial repurchase plan of $15 million in July 2007, which was completed in January 2008. Our board of directors has since authorized an additional $60 million of repurchases in additional increments in January 2008, October 2008, April 2009, May 2010, October 2010 and July 2012. As of December 31, 2012, of the $75 million total share repurchases that have been authorized, $65.9 million has been repurchased, and $9.1 million remains authorized. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for Volterra together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, are derived from audited consolidated financial statements not included in this report. Historical results for any prior or interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands except per share data)
Statements of Income Data:
Net revenue	$168,043	$155,986	$153,634	$104,937	$104,155
Net income	$22,847	$20,644	$28,440	$10,940	$14,258
Basic net income per share	$0.90	$0.84	$1.18	$0.48	$0.60
Diluted net income per share	$0.86	$0.79	$1.10	$0.45	$0.57
Weighted average shares outstanding, basic	25,266	24,654	24,195	22,968	23,750
Weighted average shares outstanding, diluted	26,556	26,163	25,878	24,383	25,201

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$150,364	$126,733	$99,827	$73,776	$57,354
Current assets	$196,673	$166,752	$137,348	$101,423	$85,602
Total assets	$213,807	$175,716	$146,207	$106,442	$91,292
Total stockholders’ equity	$189,199	$159,221	$128,409	$91,803	$75,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our net revenue was $168.0, $156.0 and $153.6, million in 2012, 2011 and 2010, respectively. We generated net income of $22.8, $20.6 and $28.4, million in 2012, 2011 and 2010, respectively. As of December 31, 2012, we had retained earnings of $66.1 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: servers and storage; networking and communications; and consumer and portable. We are now developing products for the energy market, but such products did not generate any revenue in 2012, and as such, this discussion and analysis will be focused on our sales in the three major markets described above. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In 2012, we estimate that 60% of our net revenue was derived from sales in the server and storage market, 34% from the consumer and portable market and 6% from the networking and communications market. We believe that the most significant portion of our revenues in the upcoming fiscal year will continue to be derived from sales in the server and storage market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In 2012, IBM Corp., Silicon Application Corp., Hon Hai Precision Industry Co. and Flextronics Manufacturing (Hong Kong) LTD each accounted for more than 10% of our net revenue, and collectively accounted for 69% of our net revenue and 50% of our accounts receivable. In 2011, IBM Corp., Hon Hai Precision Industry Co., Silicon Application Corp. and Flextronics Manufacturing (Hong Kong) LTD, each accounted for more than 10% of our net revenue, and collectively accounted for 72% of our net revenue and 75% of our accounts receivable. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

Because demand for our products is impacted by demand for our customers’ products, our revenue depends on the timing, size, and speed of commercial introductions of systems that use our products, the continued acceptance of our customers’ products, and our customers’ ability to manage their inventory in relationship to such demand. We continue to expect a significant amount of our revenue to come from the commercial introduction of new systems, which is often more difficult to forecast than ongoing demand for previously introduced systems. A number of our customers’ applications, particularly in the consumer and portable market, are subject to short product cycles and prone to delays in development and commercial introduction or significant changes in demand, making it inherently difficult to accurately forecast demand for such applications in any period. A number of our customers, such as ODMs, CEMs, and merchant power supply manufacturers, also are dependent upon the demand of other companies, which makes sales to such parties more difficult to forecast accurately. These fluctuations in demand could materially affect our operating results on a period by period basis.

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 15% and 25% in the fourth quarter of 2012 and 2011. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no sales to U.S. distributors. Sales to international distributors represented 29% of net revenue in 2012 compared to 27% in 2011. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $18.7 million at the end of the fourth quarter of 2012, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventory as of the end of such quarter, increased to 3.7 in the fourth quarter of 2012 compared to 3.5 turns in third quarter of 2012 and decreased from 4.4 turns in the fourth quarter of 2011. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 3. Legal Proceedings, and such legal proceedings may continue for the upcoming year and beyond. In 2012, our litigation expenses were approximately $3.5 million.

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

Recent Acquisition

On December 31, 2012, we completed the acquisition of Element Energy, Inc., a privately held company that has developed technology that improves the performance, lifetime, reliability and cost of large battery packs used in a wide range of applications including hybrid and electric vehicles and stationary and renewable energy storage. Element Energy, Inc. was acquired for $4.5 million cash consideration, of which $500,000 is being held in escrow as recourse for indemnifiable claims and expenses that may arise in the first 12 months following the closing.

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

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains, and losses, differences arise between the amount of taxable income and pretax financial income for a reporting period and between the tax basis of assets or liabilities and their reported amounts in the financial statements. It is assumed that the reported amounts of assets and liabilities will be recovered and settled. The difference between the tax basis of an asset or a liability and its reported amount in the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. This gives rise to deferred tax assets and liabilities. We have established a full valuation allowance against our domestic deferred tax assets for all periods since inception.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is likely that such assets will not be realized. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed, which would likely result in the recording of an income tax benefit in the period of reduction and increase our effective tax rate in subsequent periods. See Note 8, “Income Taxes” to Notes to the Consolidated Financial Statements for further discussion.

Long-lived Assets and Intangible Assets.    We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future undiscounted cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future undiscounted cash flows, which includes revenue, is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Goodwill.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. We evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We perform the goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We perform our goodwill impairment assessment at the Company level, which is our sole reporting unit.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net revenue	100%	100%	100%
Cost of revenue	42	43	39

Gross margin	58	57	61

Operating expenses:
Research and development	26	24	22
Selling, general and administrative	16	17	16
Litigation	2	3	4

Total operating expenses	44	44	42

Income from operations	14	13	19
Non-operating expense (income), net	—	—	—

Income before income taxes	14	13	19
Income tax expense	—	—	—

Net income	14%	13%	19%

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Net Revenue.    Net revenue was $168.0 million in 2012 and $156.0 million in 2011, an increase of 8%. The increase in net revenue was primarily due to increases of $11.4 million and $1.9 million in the server and storage market and consumer and portable market, respectively, partially offset by a decrease of $1.3 million in sales to the networking and communications market.

Cost of Revenue and Gross Margin.    Cost of revenue was $71.1 million in 2012 and $66.5 million in 2011, an increase of 7%. Gross margin was $97.0 million in 2012 and $89.5 million in 2011, an increase of 8%. Gross margin as a percent of net revenue was 58% in 2012 and 57% in 2011. The increase in gross margin as a percentage of revenue was primarily due to a shift in product mix towards the server and storage market, which products currently have somewhat higher gross margin percentage than products in our other markets.

Research and Development.    Research and development expenses were $43.3 million in 2012 and $37.4 million in 2011, an increase of 16%. The increase in 2012 was primarily due to an increase in wages and other related expenses of $3.3 million, an increase in product development expenses of $1.1 million, an increase in stock-based compensation of $1.0 million and an increase in performance based bonus expenses of $0.5 million.

Selling, General and Administrative.    Selling, general and administrative expenses were $26.9 million in 2012 and $26.6 million in 2011, an increase of 1%. The increase in 2012 was primarily due to increases in stock-

based compensation of $0.9 million, which was partially offset by a decrease in wages and other related expenses of $0.4 million and a decrease in intellectual property legal expenses of $0.2 million.

Litigation.    Litigation expenses were approximately $3.5 million in 2012 and $4.7 million in 2011, a decrease of 26%. The decrease in 2012 was primarily due to the decrease in activity related to our litigation brought in the United States District Court in the Northern District of California against the Defendants, as described in Item 3. Legal Proceedings.

Provision for Income Tax.    Our annual income tax provision was $0.4 million and $0.1 million in fiscal years 2012 and 2011, respectively. Our effective tax rate for fiscal years 2012 was 2% and in 2011 was 1%.

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

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of $175.6 million, including cash, cash equivalents and short-term investments of $150.4 million. Our cash, cash equivalents and short-term investments increased by $23.6 million in 2012. We currently have no debt and believe that our current cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for fiscal year 2013.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. Our operating activities provided net cash of $33.8 million, $29.0 million and $30.7 million, in 2012, 2011, and 2010, respectively.

Cash provided from operating activities in 2012 was primarily due to net income of $22.8 million, adjusted for non-cash items of $13.3 million, an increase in accrued liabilities of $1.8 million and an increase in accounts payable of $1.4 million. The primary non-cash items during 2012 were stock-based compensation expenses of $10.0 million and depreciation and amortization expenses of $3.4 million. The above increases in cash were partially offset by an increase in inventories of $4.0 million and an increase in accounts receivables of $2.1 million. The increase in inventories was primarily due to increased production levels and the increase in accounts receivable was due primarily to the timing of customer payments.

Cash provided from operating activities in 2011 was primarily due to net income of $20.6 million, adjusted for non-cash items of $11.3 million and an increase in accounts payable of $1.6 million due to the timing of goods and services received from suppliers. The primary non-cash items during 2011 were stock-based compensation expenses of $8.2 million and depreciation and amortization expenses of $2.9 million. The above increases in cash were partially offset by an increase in accounts receivables of $3.0 million and decreases in accrued liabilities and long-term liabilities of $2.6 million. The increase in accounts receivable was due primarily to the timing of customer payments. The decrease in accrued liabilities and long-term liabilities was primarily due to a decrease in profit-dependent accruals. Cash provided from operating activities in 2010 was primarily due to net income of $28.4 million and increases in accrued liabilities and long-term liabilities of $2.5 million primarily due to wage accruals, other employment benefit related expense accruals, and profit-dependent accruals. The above increases in cash were partially offset by increases in accounts receivables and inventories of $4.0 million and $5.1 million, respectively. The increase in accounts receivable was due to increased revenues and the increase in inventories was primarily due to increased production levels.

Our investing activities used net cash of $9.2 million in 2012, compared to net cash provided of $8.9 million in 2011 and net cash used of $14.5 million in 2010. The primary use of cash for investing activities in 2012 was the purchase of short-term investments of $8.0 million and purchases of property and equipment of $6.6 million, partially offset by the maturity of short-term investments of $6.0 million. The primary source of cash from investing in 2011 was the maturity of short-term investment of $29.9 million, partially offset by purchases of short-term investments of $17.0 million and purchases of property and equipment of $4.0 million. The primary use of cash for investing in 2010 was the purchase of short-term investments of $31.5 million and purchases of property and equipment of $6.1 million, partially offset by the maturity of short-term investments of $23.1 million.

Our financing activities used net cash of $2.9 million in 2012, compared to net cash provided of $1.9 million in 2011 and $1.5 million in 2010. The primary use of cash for financing activities in 2012 was the repurchase of our common stock of $14.3 million, partially offset by sales of securities under the stock option and employee stock purchase plans of $11.7 million. The primary source of cash from financing in 2011 was from the sales of securities under the stock option and employee stock purchase plans of $9.9 million, partially offset by repurchases of our common stock of $7.8 million. The primary source of cash from financing in 2010 was from the sales of securities under the stock option and employee stock purchase plans of $13.0 million, partially offset by repurchases of our common stock of $11.5 million.

As of December 31, 2012, the cash and short-term investments held by our foreign subsidiaries was approximately $72.1 million. If these funds were repatriated to the U.S., under current tax law we could be required to accrue and pay U.S. taxes on a portion of these funds. Our current plan is to permanently reinvest these funds outside the U.S.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012 (in thousands) and the periods in which such obligations are expected to be settled.

Fiscal Year	Purchase obligations	Operating lease obligations
2013	$6,999	$1,610
2014	—	1,320
2015	—	1,214
2016	—	967
2017	—	927
Thereafter		155

Total	$6,999	$6,193

Operating lease obligations consist of the estimated obligations under our real property or facility leases. Purchase obligations are comprised of the estimated obligation for non-cancellable in-process silicon wafers. We depend entirely upon third-party foundries to manufacture our silicon wafers. Due to lengthy foundry lead times, we typically order these materials up to three months or more in advance of required delivery dates, and we are obligated to pay for the materials in accordance with the contractual payment terms, which typically require payment within one month from delivery.

The amounts in the table above exclude $1.4 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 8, “Income Taxes” of Notes to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

We have determined that there were no recent accounting pronouncements issued during the year ended December 31, 2012 that are expected to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we typically maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, government treasury and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2012 and 2011, our cash equivalents were held in checking and money market accounts. As of December 31, 2012, all of our short-term investments were U.S. treasury securities. If market interest rates were to increase or decline by 10% from interest rates as of December 31, 2012 and 2011, the impact on our portfolio on these dates would not have been material. We do not currently use derivative instruments in our investment portfolio.

Our sales outside the United States are transacted in U.S. dollars; accordingly, our reported sales are not impacted by foreign currency rate changes. As of December 31, 2012 and 2011, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$148,364	$126,733
Short-term investments	2,000	—
Accounts receivable, net of allowances of $2,066 and $2,487, respectively	24,487	22,399
Inventories	18,719	14,687
Prepaid expenses and other current assets	3,103	2,933

Total current assets	196,673	166,752
Property and equipment, net	11,013	7,905
Indefinite-lived intangibles	3,100	—
Goodwill	2,486	—
Other assets	535	1,059

Total assets	$213,807	$175,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,073	$5,643
Accrued liabilities	13,974	8,299

Total current liabilities	21,047	13,942
Lease incentive	150	339
Other long-term liabilities	3,411	2,214

Total liabilities	24,608	16,495
Commitments and Contingencies (note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 28,793 and 27,847 shares issued, respectively 25,152 and 24,804 shares outstanding, respectively	29	28
Additional paid-in capital	174,056	152,644
Retained earnings	66,053	43,206
Treasury stock at cost, 3,641 and 3,043 shares, respectively	(50,939)	(36,657)

Total stockholders’ equity	189,199	159,221

Total liabilities and stockholders’ equity	$213,807	$175,716

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenue	$168,043	$155,986	$153,634
Cost of revenue	71,064	66,468	59,185

Gross margin	96,979	89,518	94,449

Operating expenses:
Research and development	43,253	37,383	34,984
Selling, general and administrative	26,939	26,646	24,664
Litigation	3,473	4,679	6,026

Total operating expenses	73,665	68,708	65,674

Income from operations	23,314	20,810	28,775
Non-operating expense (income), net	33	58	(37)

Income before income taxes	23,281	20,752	28,812
Income tax expense	434	108	372

Net income	$22,847	$20,644	$28,440

Net income per share:
Basic	$0.90	$0.84	$1.18
Diluted	$0.86	$0.79	$1.10
Weighted average shares outstanding:
Basic	25,266	24,654	24,195

Diluted	26,556	26,163	25,878

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$22,847	$20,644	$28,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,364	2,851	2,129
Accretion of discount on investments	(1)	(4)	(7)
(Release) allowance for doubtful accounts	(28)	74	90
Loss on disposal of fixed assets and other	5	35	1
Stock-based compensation	10,040	8,233	6,618
Deferred taxes	(31)	67	(16)
Changes in operating assets and liabilities:
Accounts receivable	(2,060)	(3,036)	(3,993)
Inventories	(4,026)	752	(5,059)
Prepaid expenses and other current assets	381	434	(573)
Accounts payable	1,422	1,561	501
Accrued liabilities and long-term liabilities	1,848	(2,624)	2,524

Net cash provided by operating activities	33,761	28,987	30,655

Cash flows from investing activities:
Purchases of property and equipment	(6,577)	(3,972)	(6,111)
Purchases of short-term investments	(7,999)	(16,996)	(31,487)
Proceeds from maturity of short-term investments	6,000	29,896	23,147
Cash paid for acquisitions, net	(639)	—	—

Net cash (used in) provided by investing activities	(9,215)	8,928	(14,451)

Cash flows from financing activities:
Repurchase and retirement of common stock	(14,282)	(7,821)	(11,456)
Proceeds from issuance of common stock, net	11,702	9,879	12,956
Taxes paid related to net share settlement of equity awards	(335)	(171)	—

Net cash (used in) provided by financing activities	(2,915)	1,887	1,500

Net increase in cash and cash equivalents	21,631	39,802	17,704
Cash and cash equivalents, beginning of year	126,733	86,931	69,227

Cash and cash equivalents, end of year	$148,364	$126,733	$86,931

Supplemental disclosure of cash flows:
Cash (paid for) refunds of income taxes	$(327)	$(57)	$160
Cash paid for acquisition:
Purchase consideration	4,500	—	—
Acquisition obligations	(3,861)	—	—

Net cash paid for acquisition	$639	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Par Value
Balances as of December 31, 2009	23,328,718	26	115,035	(5,878)	(17,380)	91,803
Common stock issued under stock plans	1,616,556	1	12,955	—	—	12,956
Stock-based compensation	—	—	6,666	—	—	6,666
Treasury stock repurchases	(562,520)	—	—	—	(11,456)	(11,456)
Net income	—	—	—	28,440	—	28,440

Balances as of December 31, 2010	24,382,754	27	134,656	22,562	(28,836)	128,409
Common stock issued under stock plans, net of shares withheld for employee taxes	809,145	1	9,707	—	—	9,708
Stock-based compensation	—	—	8,281	—	—	8,281
Treasury stock repurchases	(387,708)	—	—	—	(7,821)	(7,821)
Net income	—	—	—	20,644	—	20,644

Balances as of December 31, 2011	24,804,191	$28	$152,644	$43,206	$(36,657)	$159,221

Common stock issued under stock plans, net of shares withheld for employee taxes	945,831	1	11,366	—	—	11,367
Stock-based compensation	—	—	10,046	—	—	10,046
Treasury stock repurchases	(598,119)	—	—	—	(14,282)	(14,282)
Net income	—	—	—	22,847	—	22,847

Balances as of December 31, 2012	25,151,903	$29	$174,056	$66,053	$(50,939)	$189,199

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

2.    Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in income. For all periods presented, there have been no material foreign currency transaction gains and losses

(b) Risk and Uncertainties

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on purchases of the Company’s products as well as the ability of our suppliers to provide the Company with timely services. The impact of any of the matters described below could have an adverse effect on the Company’s business, results of operations and financial condition.

•

The Company’s sales are concentrated with a relatively small group of customers as 69% of net revenue for the year ended December 31, 2012 is represented by four customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

The accounting estimates that require our most significant, difficult and subjective judgments include:

•	determination of sales return allowances;

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions);

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

•	the valuation of inventory; and

•	measurement of stock-based compensation

•	valuation of intangible assets

•	valuation of goodwill

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

	As of December 31,
	2012	2011
Amortized cost	$2,000	$—
Unrealized gains (losses)	—	—

Fair value	$2,000	$—

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

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Significant customers are those customers accounting for more than 10% of the Company’s total net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
Customer	2012	2011	2010	2012	2011
A	24%	26%	31%	28%	25%
B	23%	16%	*	12%	15%
C	12%	19%	12%	10%	23%
D	10%	11%	*	*	12%
E	*	*	*	23%	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Year Ended December 31,
Geographic Area	2012	2011	2010
China	66%	57%	50%
Singapore	27	32	38
Taiwan	3	3	3
Japan	2	4	4
United States	1	2	2
Other	1	2	3

	100%	100%	100%

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$22,847	$20,644	$28,440

Denominator:
Weighted average shares outstanding, basic	25,266,261	24,654,326	24,195,259

Effect of dilutive securities:
Stock options and restricted stock units	1,289,689	1,508,795	1,682,436

Weighted average shares outstanding, diluted	26,555,950	26,163,121	25,877,695

Basic net income per share	$0.90	$0.84	$1.18

Diluted net income per share	$0.86	$0.79	$1.10

Stock options and restricted stock units outstanding in the amount of 1,959,496, 1,418,830, and 962,609, shares for the year ended December 31, 2012, 2011, and 2010, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive in the respective periods. These securities outstanding as of December 31, 2012 could dilute net income per share in the future.

(k) Long-lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whenever events or

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future undiscounted cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future undiscounted cash flows, which includes revenue, is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

(l) Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. We evaluate goodwill for impairment at least on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We perform the goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We perform our goodwill impairment assessment at the Company level, which is our sole reporting unit. The changes in the carrying amount of goodwill for the year ended December 31, 2012 were as follows:

Balance at December 31, 2011	$—
Goodwill acquired	2,486

Balance at December 31, 2012	$2,486

(m) Income Taxes

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

The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income or losses, expectations and risks associated with estimates of future taxable income on a jurisdiction by jurisdiction basis and ongoing prudent and feasible tax strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. The Company believes it is likely that such assets will not be realized. Likewise, if the Company later determines that it is more likely that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed, which would likely result in the recognition of an income tax benefit in the period of reduction and increase the effective tax rate in subsequent periods.

The Company must make certain estimates and judgments about the application of complex tax laws, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

assets and liabilities in the period in which such events occur. Note 8, “Income Taxes” of the Consolidated Financial Statements describes unrecognized tax benefits and the effects on the results of operations and financial position.

(n) Stock-Based Compensation

Stock-based compensation costs are calculated on the date of grant based on the estimated fair value of the award. The compensation cost is recognized on a straight-line basis over the vesting period.

The effect of stock-based compensation was as follows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense:
Cost of revenue	$776	$769	$568
Research and development	4,318	3,368	3,454
Sales, general and administrative	4,946	4,096	2,596

Effect on net income	$10,040	$8,233	$6,618

Effect on basic net income per share	$0.40	$0.33	$0.27

Effect on diluted net income per share	$0.38	$0.31	$0.26

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

The following table summarizes the assumptions used in fair value calculations:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Expected life (in years)	4.9	4.9	4.9	0.5	0.5	0.5
Expected volatility	48%	48%	52%	40%	44%	52%
Risk-free interest rates	0.6%	1.3%	1.5%	0.2%	0.1%	0.2%
Expected dividend yield	—	—	—	—	—	—

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The weighted-average grant-date fair value of stock options granted was $11.09, $10.65, and $9.88, during the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average grant-date fair value of rights granted under the ESPP was $6.22, $6.75, and $6.43 during the years ended December 31, 2012, 2011, and 2010, respectively.

During 2010, the Company began to grant restricted stock units under the 2004 Equity Incentive Plan. The restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the grantee’s continued service with the Company and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the vesting period. The weighted-average grant-date fair value of restricted stock units granted was $23.28 during the year ended December 31, 2012, and $25.60 during the year ended December 31, 2011.

(o) Comprehensive Income

Comprehensive income is defined as the changes in financial position of an enterprise excluding stockholder transactions. Elements of comprehensive income other than net income were immaterial for the years ended December 31, 2012, 2011, and 2010.

(p) Accounting for Lease Incentives

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

3.    Inventories

Inventories consisted of the following:

	As of December 31,
	2012	2011
Work-in-process	$11,286	$7,471
Finished goods	7,433	7,216

	$18,719	$14,687

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.    Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2012	2011
Computer hardware	$2,098	$2,056
Computer software	8,477	6,083
Equipment	13,731	10,296
Furniture	1,213	1,223
Leasehold improvements	3,883	3,546

	29,402	23,204
Less accumulated depreciation and amortization	(18,389)	(15,299)

	$11,013	$7,905

Depreciation and amortization expense was $3,364, $2,851, and $2,129, for the year ended December 31, 2012, 2011, and 2010, respectively.

5.    Business Combination

On December 31, 2012, the Company completed the acquisition of Element Energy, Inc. (“Element”), a privately-held, energy market focused start up. Pursuant to the merger agreement, the Company will pay merger consideration of approximately $4.5 million in cash, of which 11%, or $0.5 million, is being held in escrow as recourse for indemnifiable claims and expenses that may arise in the first 12 months following the closing.

Fair Value of Consideration Transferred

The fair value of total purchase consideration paid for 100% of Element’s equity interest as of the date of completion of the acquisition was paid as follows:

Payments to Element Stockholders in Cash	$2,629
Payments to Element Noteholders in Cash	1,671
Other	200

Total	$4,500

Allocation of Consideration Transferred

The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of completion of the acquisition as follows:

Net tangible assets	$5
Indefinite lived intangible asset, in process research and development	3,100
Goodwill	2,486
Deferred tax liabilities	(1,091)

Total	$4,500

In-process research and development (“IPRD”) consisted of the in-process project to complete development of a multi-cell battery management hardware and software system. The value assigned to IPRD was determined

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings, but instead will be subject to annual impairment testing. Upon successful completion of the development process for the acquired IPRD project, the asset would be considered a finite-lived intangible asset and amortization of the asset will commence. As of the acquisition closing date, the expected completion date is 2015 and the estimated incremental cost to complete this IPRD project is approximately $5.0 million.

Of the total estimated fair value of consideration transferred, approximately $2.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed, and is not deductible for income tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the acquisition of an assembled workforce of experienced engineers and synergies in products, technologies, skill-sets, and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350 Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

6.    Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2012	2011
Accrued compensation	$5,735	$5,262
Acquisition related purchase consideration	3,861	—
Professional services	1,098	881
Other taxes payable	859	921
Income tax payable	293	61
Short-term lease incentives	189	189
Accrued liabilities for inventories	402	—
Other accrued liabilities	1,537	985

	$13,974	$8,299

7.    Stockholders’ Equity

(a) Common and Preferred Stock

As of December 31, 2012, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. As of December 31, 2012, 2011, and 2010, no shares of preferred stock were outstanding.

The Company has reserved shares of common stock for future issuance at December 31, 2012 as follows:

Stock options outstanding	5,289,129
Equity incentive plans available for future grants	6,716,399
Employee stock purchase plan	3,022,115

15,027,643

(b) Equity Incentive Plans

As of December 31, 2012, the Company had authorized 20,187,801 shares of common stock for issuance under the Company’s equity plans, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director Plan. Options and Restricted Stock Units granted under the plans typically vest over a four year period. Options granted after May 18, 2006 expire seven years from the date of grant while previously issued options expire after ten years.

The following table summarizes stock option activity under the plans during the years 2012, 2011 and 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2009	6,050,096	$11.27
Granted	951,358	$21.60
Exercised	(1,479,363)	$7.32
Canceled	(151,423)	$15.52

Balance as of December 31, 2010	5,370,668	$14.06
Granted	850,487	$25.16
Exercised	(637,753)	$11.33
Canceled	(182,073)	$18.34

Balance as of December 31, 2011	5,401,329	$15.99
Granted	880,536	$27.07
Exercised	(745,456)	$12.00
Canceled	(247,280)	$19.95

Balance as of December 31, 2012	5,289,129	$18.21

As of December 31, 2012, the weighted average remaining contractual life for options outstanding was 3.7 years. Additionally, there were 3,592,663 options exercisable with a weighted average exercise price of $15.07 per share, and the weighted-average remaining contractual life for exercisable options was 2.8 years. There were 1,621,386 options expected to vest with a weighted average exercise price of $24.81 per share, and the weighted-average remaining contractual life for options expected to vest as of December 31, 2012 was 5.5 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was $12,760, $12,406 and $354, respectively. The total intrinsic value of options exercised in 2012, 2011 and 2010 was $12,962, $8,464 and $24,546, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table summarizes restricted stock unit activity under the plans during the year 2012, 2011 and 2010:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2009	—	$—
Granted	213,114	$23.96
Vested	—	$—
Canceled	(1,028)	$22.05

Balance as of December 31, 2010	212,086	$23.97
Granted	106,254	$25.60
Vested	(43,365)	$24.29
Canceled	(13,116)	$23.45

Balance as of December 31, 2011	261,859	$24.60
Granted	175,703	$23.28
Vested	(57,062)	$24.30
Canceled	(29,767)	$24.42

Balance as of December 31, 2012	350,733	$24.00

As of December 31, 2012, the weighted average remaining contractual life for non-vested restricted stock units was 2.8 years. As of December 31, 2012, there were 324,670 restricted stock units expected to vest and the aggregate intrinsic value of outstanding non-vested restricted stock units and restricted stock units expected to vest were $6,022 and $5,575, respectively. As of December 31, 2011, there were 151,488 restricted stock units expected to vest and the aggregate intrinsic value of outstanding non-vested restricted stock units and restricted stock units expected to vest were $6,706 and $3,880, respectively.

As of December 31, 2012, there was $19,252 of total unrecognized compensation cost related to non-vested options and restricted stock units granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options and restricted stock units vested was $8,281, $7,092, $5,120, and during 2012, 2011, and 2010, respectively.

(c) Employee Stock Purchase Plan

In June 2004, the Company authorized the 2004 Employee Stock Purchase Plan. In 2005, the initial offering under the ESPP began on February 21, 2005 and ended on May 15, 2005. Subsequent six month offering periods began on the first trading day on or after May 16 and November 16. The price of the Company’s common stock purchased pursuant to the offerings is 85% of the lesser of the fair market value of the common stock on the first and last day of the offering period. Participants must remain employed by the Company for the entire term of the offering in order to be eligible to purchase shares. As of December 31, 2012, the Company had authorized an aggregate total of 4,064,816 shares for issuance under the ESPP. The Company issued 144,323, 147,861, and 137,193 shares at a weighted-average price of $17.71, $19.30, and $15.54 per share pursuant to the ESPP during the years ended December 31, 2012, 2011 and 2010, respectively.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.    Income Taxes

The Company is incorporated in the U.S. and operates in various countries with differing tax laws and rates. A significant portion of the Company’s income before taxes and the provision for income taxes are generated from international operations.

Income before income taxes for the fiscal years ended December 31, 2012, 2011 and 2010, is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$4,625	$814	$8,611
Foreign	18,656	19,938	20,201

Income before income taxes	$23,281	$20,752	$28,812

Income tax provision in 2012, 2011, and 2010 is comprised of federal, state, and foreign taxes.

The components of the provision for income taxes are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	9	15	16
Foreign	456	26	372

	465	41	388
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(31)	67	(16)

	(31)	67	(16)

Provision for income taxes	$434	$108	$372

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below:

	Year Ended December 31,
	2012	2011	2010
Expected income tax provision at statutory income tax rate	$7,989	$7,263	$10,084
State taxes, net of federal tax benefit	6	10	10
Foreign taxes at different rates	(6,455)	(6,885)	(6,714)
Non-deductible expenses	85	85	83
Tax credits	(999)	(1,829)	(1,654)
Stock-based compensation	(1,125)	(394)	(2,538)
Valuation allowance related to net operating losses and other	933	1,858	1,101

Provision for income taxes	$434	$108	$372

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Effective from April 2005 through March 2015, the Company has negotiated a tax holiday on certain earnings in Singapore, which is conditional upon the Company meeting certain employment and investment thresholds. The tax holiday represents a tax benefit aimed to attract foreign investment in Singapore. The tax holiday decreased income tax expense by approximately $925, $1,050 and $1,511 for the fiscal years 2012, 2011 and 2010, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.04, $0.04 and $0.06, in fiscal years 2012, 2011 and 2010, respectively.

As of December 31, 2012, U.S. income taxes were not provided on a cumulative total of approximately $82,590 of undistributed earnings for certain foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Property and equipment	$263	$332
Accruals and reserves	974	1,051
Tax credits	13,486	12,462
Capitalized research and development costs	—	226
Net operating loss carryforwards	4,802	3,904

Gross deferred tax assets	19,525	17,975
Deferred tax liabilities:
Indefinite-lived intangibles	$(1,091)	$—
Property and equipment	(86)	(95)

Net deferred tax assets	18,348	17,880
Valuation allowance	(19,425)	(17,898)

Net deferred tax liabilities	$(1,077)	$(18)

The realization of the tax benefits of deferred tax assets is dependent on future levels of taxable income in the periods the items are deductible or creditable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic net deferred tax assets as of December 31, 2012 and 2011.

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $19,506 for federal and $13,554 for California state tax purposes. The cumulative amount related to stock options included in net operating loss carryforwards for federal and California state is $8,348 and $8,327, respectively. Upon realization of the tax benefit associated with stock options, the impact will be recorded in equity. If not utilized, these carryforwards will begin to expire in 2023 for federal tax purposes and 2013 for California state tax purposes.

As of December 31, 2012, the Company has research credit carryforwards of approximately $9,796 and $13,325 for federal and California state tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2017. The California credit can be carried forward indefinitely.

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

The unrecognized tax benefits of $7,564 at December 31, 2012 includes $1,381 that, if recognized, would reduce our annual tax expense. The remaining $6,183 unrecognized tax benefits would not result in a tax benefit since it would be fully offset with a valuation allowance. The Company classifies its unrecognized tax benefits as non-current income taxes payable, as no amounts are expected to be payable within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties through 2012 are immaterial.

The aggregate changes in gross unrecognized tax benefits for fiscal year 2012 are as follows:

Balance at January 1, 2012	$7,107
Decreases in balances related to tax positions taken during prior periods	(20)
Increases in balances related to tax positions taken during current period	708
Decreases in balances related to a lapse of applicable statute of limitations	(231)

Balance at December 31, 2012	$7,564

The Company files U.S. federal, state, and foreign income tax returns and is subject to examination in these jurisdictions for all tax years since inception. Although timing of the resolution or closure on audits is highly uncertain, the Company believes it is reasonably possible that there would be immaterial changes in its currently unrecognized tax benefits in the next 12 months.

9.    Commitments and Contingencies

The Company leases its facilities under non-cancelable operating lease agreements expiring between 2013 and 2018. Rent expense was $1,504, $1,426 and $1,196 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the Company’s contractual obligations as of December 31, 2012 and the years in which such obligations are expected to be settled.

Fiscal Year	Purchase obligations	Operating lease obligations
2013	$6,999	$1,610
2014	—	1,320
2015	—	1,214
2016	—	967
2017	—	927
Thereafter		155

Total	$6,999	$6,193

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Purchase obligations are comprised of the estimated obligation for non-cancelable orders of in-process silicon wafers.

The amounts in the table above exclude $1.4 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement. See Note 8, “Income Taxes”.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A trial date to determine damages or willfulness has been tentatively set for November 4, 2013.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. Such case was subsequently transferred to, and is currently being heard in, the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended December 31, 2012.

10.    Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts	$468	$—	(28)	$440
Sales returns and allowances	$2,019	$1,784	$(2,177)	$1,626

Year ended December 31, 2011:
Allowance for doubtful accounts	$394	$74	$—	$468
Sales returns and allowances	$1,845	$1,957	$(1,783)	$2,019

Year ended December 31, 2010:
Allowance for doubtful accounts	$304	$90	$—	$394
Sales returns and allowances	$1,492	$3,706	$(3,353)	$1,845

11.    Stock Repurchases

Our board of director authorized an initial repurchase plan of $15 million in July 2007, which was completed in January 2008. Our board of directors has since authorized an additional $60 million of repurchases in additional increments in January 2008, October 2008, April 2009, May 2010, October 2010 and July 2012, and the Company repurchased 598,119 shares during the year ended December 31, 2012 for $14,282, at an average cost of $23.88 per share including commissions. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

date. Shares repurchased during 2012 have been reported as treasury stock. As of December 31, 2012, of the $75 million total share repurchases that have been authorized, $65.9 million has been repurchased and $9.1 million remains under the Company’s repurchase authorization.

12.    Fair Value Measurements

The Company currently has only cash and cash equivalents held and used in the ordinary course of business that must be measured at fair value on a recurring basis. The Company does not have other financial or non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Based on the nature of cash and cash equivalents and the underlying securities, there are no realized or unrealized gains and losses recorded from holding these assets.

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at December 31, 2012 and 2011.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	December 31, 2012
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$98,562	$98,562	$—	$—

Total	$98,562	$98,562	$—	$—

	December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$108,149	$108,149	$—	$—

Total	$108,149	$108,149	$—	$—

13.    Selected Quarterly Financial Information (unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$42,062	$43,574	$42,148	$40,259
Gross margin	24,166	25,282	24,465	23,066
Net income	6,190	6,014	6,068	4,575
Net income per share:
Basic	$0.25	$0.24	$0.24	$0.18
Diluted	$0.23	$0.22	$0.23	$0.18

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Volterra Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Volterra Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Volterra Semiconductor Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volterra Semiconductor Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Volterra Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California

March 6, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, or collectively, our certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective for the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15e. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included herein.

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

Changes in Internal Control over Financial Reporting

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because we will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), and certain information included therein is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related Transactions,” “Equity Compensation Plan Information” and “Proposal 1 – Election of Directors” in the Proxy Statement.

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

2. Financial Statement Schedules

See Note 10 in Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(18)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(5)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(6)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(7)*	Offer letter between the Registrant and Thomas Truman, dated August 25, 2004.
10.12*	Separation letter between the Registrant and Thomas Truman, dated February 4, 2013.
10.13(8)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(9)	Lease Agreement, dated May 9, 2007, and as amended, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47467 Fremont Blvd.).
10.15(10)	Lease Agreement, dated May 9, 2007, and as amended, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47451 Fremont Blvd.).
10.16(11)*	Management Bonus Plan (2012)
10.17(12)* 10.18(13)*	Management Bonus Plan (2013) Cash Compensation Policy for Non-Employee Directors
10.19(14)*	2012 Executive Officer Compensation
10.20(15)*	2013 Executive Officer Compensation
10.21(16)*	Severance Benefit Plan
10.22(19)*	Equity Acceleration Policy for Non-Employee Directors
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description Of Documents
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(17)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(17)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS**
101.SCH**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Schema
101.DEF**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Definition Linkbase
101.PRE**	XBRL Taxonomy Extension Label Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.
(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.11 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2013, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2013, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.
(17)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(18)	Previously filed as Exhibit 10.5 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2010, and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTERRA SEMICONDUCTOR CORPORATION

By:	/s/ Jeffrey Staszak
Jeffrey Staszak President and Chief Executive Officer

Dated: March 6, 2013

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

Signature	Title	Date

/s/ JEFFREY STASZAK Jeffrey Staszak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013

/s/ MIKE BURNS Mike Burns	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2013

/s/ SIMON BIDDISCOMBE Simon Biddiscombe	Director	March 6, 2013

/s/ FU-TAI LIOU Fu-Tai Liou	Director	March 6, 2013

/s/ CHRIS PAISLEY Chris Paisley	Director	March 6, 2013

/s/ RALPH QUINSEY Ralph Quinsey	Director	March 6, 2013

/s/ JEFF RICHARDSON Jeff Richardson	Director	March 6, 2013

/s/ EDWARD ROSS Edward Ross	Director	March 6, 2013

/s/ STEPHEN SMITH Stephen Smith	Director	March 6, 2013

EXHIBIT INDEX

Exhibit Number	Description Of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.
3.2(2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.1(3)	Amended and Restated Investor Rights Agreement, dated October 2, 2001, by and among the Registrant and certain holders of the Registrant’s securities.
10.2(3)	Amendment to Amended and Restated Investor Rights Agreement, dated January 17, 2002, by and among the Registrant and certain holders of the Registrant’s securities.
10.3(3)*	1996 Stock Option Plan and forms of related agreements.
10.4(4)*	2004 Equity Incentive Plan and forms of related agreements.
10.5(18)*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.
10.6(5)*	2004 Employee Stock Purchase Plan.
10.7(3)*	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.
10.8(3)*	Offer letter between the Registrant and Jeffrey Staszak, dated February 24, 1999.
10.9(3)*	Offer letter between the Registrant and William Numann, dated October 11, 2000.
10.10(6)*	Offer letter between the Registrant and Craig Teuscher, dated September 27, 1996.
10.11(7)*	Offer letter between the Registrant and Thomas Truman, dated August 25, 2004.
10.12*	Separation letter between the Registrant and Thomas Truman, dated February 4, 2013.
10.13(8)*	Offer letter between the Registrant and Mike Burns, dated August 5, 2007.
10.14(9)	Lease Agreement, dated May 9, 2007, and as amended, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47467 Fremont Blvd.).
10.15(10)	Lease Agreement, dated May 9, 2007, and as amended, dated May 8, 2012, between PLDSPE, LLC and the Registrant (47451 Fremont Blvd.).
10.16(11)*	Management Bonus Plan (2012)
10.17(12)*	Management Bonus Plan (2013)
10.18(13)* 10.19(14)*	Cash Compensation Policy for Non-Employee Directors 2012 Executive Officer Compensation
10.19(15)*	2013 Executive Officer Compensation
10.20(16)*	Severance Benefit Plan
10.21(19)*	Equity Acceleration Policy for Non-Employee Directors
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(17)	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(17)	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS**
101.SCH**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Schema
101.DEF**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Definition Linkbase
101.PRE**	XBRL Taxonomy Extension Label Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.

(3)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.4 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2005, and incorporated by reference herein.

(5)	Previously filed as the correspondingly numbered exhibit to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.12 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1 (No. 333-115614), as filed with the Securities and Exchange Commission on May 19, 2004, as amended, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.11 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2012, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.2 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2013, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2011, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2012, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2013, and incorporated by reference herein.

(16)	Previously filed as Exhibit 10.3 to Volterra Semiconductor Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010, and incorporated by reference herein.

(17)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(18)	Previously filed as Exhibit 10.5 to Volterra Semiconductor Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2011, and incorporated by reference herein.

(19)	Previously filed as Exhibit 10.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2010, and incorporated by reference herein.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.