Form 10-Q
period 2013-06-30
VOLTERRA SEMICONDUCTOR CORP
filed 2013-08-05
CIK 1050550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 25,103,644 shares of common stock outstanding.

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

Volterra Semiconductor Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$153,988	$148,364
Short-term investments	1,000	2,000
Accounts receivable, net of allowances of $1,632 and $2,066, respectively	21,944	24,487
Inventories	21,213	18,719
Prepaid expenses and other current assets	2,239	3,103

Total current assets	200,384	196,673
Property and equipment, net	11,520	11,013
Indefinite-lived intangibles	3,100	3,100
Goodwill	2,486	2,486
Other assets	510	535

Total assets	$218,000	$213,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,054	$7,073
Accrued liabilities	9,894	13,974

Total current liabilities	18,948	21,047
Other long-term liabilities	3,599	3,561

Total liabilities	22,547	24,608

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 29,091 and 28,793 shares issued, respectively 25,050 and 25,152 shares outstanding, respectively	29	29
Additional paid-in capital	182,126	174,056
Retained earnings	69,829	66,053
Treasury stock at cost, 4,041 and 3,641 shares, respectively	(56,531)	(50,939)

Total stockholders’ equity	195,453	189,199

Total liabilities and stockholders’ equity	$218,000	$213,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$34,396	$43,574	$74,315	$85,636
Cost of revenue	14,403	18,292	31,626	36,188

Gross profit	19,993	25,282	42,689	49,448

Operating expenses:
Research and development	10,878	10,995	22,392	21,393
Selling, general and administrative	7,101	6,805	14,307	13,714
Litigation	1,019	1,279	1,816	1,979

Total operating expenses	18,998	19,079	38,515	37,086

Income from operations	995	6,203	4,174	12,362
Non-operating expense (income), net	50	58	98	(30)

Income before income taxes	945	6,145	4,076	12,392
Income tax expense	205	131	300	188

Net income	740	$6,014	$3,776	$12,204

Net income per share:
Basic	$0.03	$0.24	$0.15	$0.48
Diluted	$0.03	$0.22	$0.15	$0.45
Weighted average shares outstanding:
Basic	25,055	25,412	25,109	25,267

Diluted	25,488	26,922	25,637	26,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,776	$12,204
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,255	4,876
Depreciation and amortization	1,869	1,544
Loss on disposal of fixed assets	5	4
Release of allowance for doubtful accounts	(12)	(13)
Changes in operating assets and liabilities:
Accounts receivable	2,555	(3,314)
Inventories	(2,468)	(2,320)
Prepaid expenses and other assets	889	537
Accounts payable	1,999	795
Accrued liabilities and long-term liabilities	(86)	1,219

Net cash provided by operating activities	13,782	15,532

Cash flows from investing activities:
Purchases of property and equipment	(2,493)	(2,436)
Purchases of short-term investments	(4,000)	(4,000)
Proceeds from maturity of short-term investments	5,000	2,000
Cash paid for acquisitions, net	(3,861)	—

Net cash used in investing activities	(5,354)	(4,436)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,904	9,059
Repurchase of common stock	(5,592)	(1,994)
Taxes paid related to net share settlement of equity awards	(116)	(102)

Net cash provided by financing activities	(2,804)	6,963

Net increase in cash and cash equivalents	5,624	18,059
Cash and cash equivalents, beginning of period	148,364	126,733

Cash and cash equivalents, end of period	$153,988	$144,792

Supplemental disclosure of cash flows:
Cash paid for income taxes	$288	$153

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements as of the year then ended.

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

	As of June 30,	As of December 31,
	2013	2012
Amortized cost	$1,000	$2,000
Unrealized gains	—	—

Fair value	$1,000	$2,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Significant customers are those customers directly accounting for more than 10% of the Company’s net revenue or accounts receivable. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Net Revenue		Net Revenue		Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customer	2013	2012	2013	2012	2013	2012
A	21%	*	20%	*	29%	23%
B	18%	22%	21%	23%	20%	28%
C	17%	26%	17%	26%	13%	12%
D	*	15%	*	14%	*	10%
E	*	*	*	10%	*	*

*	Less than 10%

The Company reports its net revenue by geographic areas according to the destination to which the product was shipped. The geographic area to which a product was shipped is not necessarily the same location in which the product is ultimately used. In all periods, substantially all of the Company’s net revenue was denominated in U.S. dollars. Net revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
China	68%	69%	67%	66%
Singapore	20	25	24	27
United States	4	1	2	1
Other	8	5	7	6

	100%	100%	100%	100%

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

The effect of stock-based compensation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense:
Cost of revenue	$157	$193	$338	$422
Research and development	1,208	1,023	2,323	1,993
Sales, general and administrative	1,131	1,266	2,594	2,461

Effect on net income	$2,496	$2,482	$5,255	$4,876

Effect on basic net income per share	$0.10	$0.10	$0.21	$0.19

Effect on diluted net income per share	$0.10	$0.09	$0.20	$0.18

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

As of June 30, 2013, the total amount of unrecognized tax benefits was $8,593 of which $1,462 would affect the effective tax rate if recognized. The remaining $7,131 in unrecognized tax benefits would not result in a tax benefit since it would be fully offset with a valuation allowance.

As of December 31, 2012, the total amount of unrecognized tax benefits was $7,564, of which $1,381 would affect the effective tax rate if recognized. The remaining $6,183 in unrecognized tax benefits would not result in a tax benefit since it would be fully offset with a valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Cumulative interest and penalties through the second quarter of 2013 are immaterial.

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

The following table sets forth for all periods presented the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$740	$6,014	$3,776	$12,204

Denominator:
Weighted average shares outstanding, basic	25,055	25,412	25,109	25,267
Effect of dilutive securities:
Stock options and restricted stock units	433	1,510	528	1,570

Weighted average shares outstanding, diluted	25,488	26,922	25,637	26,837

Basic net income per share	$0.03	$0.24	$0.15	$0.48

Diluted net income per share	$0.03	$0.22	$0.15	$0.45

Stock options and restricted stock units outstanding in the amount of 4,600 and 1,404 shares for the three months ended June 30, 2013 and 2012, respectively, and 4,327 and 1,332 shares for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive in the period. These securities outstanding as of June 30, 2013 could dilute net income per share in the future.

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

2.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012
Work-in-process	$12,265	$11,286
Finished goods	8,948	7,433

	$21,213	$18,719

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
Computer hardware	$2,449	$2,098
Computer software	9,891	8,477
Equipment	14,175	13,731
Furniture	1,229	1,213
Leasehold improvements	3,920	3,883

	31,664	29,402
Less accumulated depreciation and amortization	(20,144)	(18,389)

	$11,520	$11,013

4.	Goodwill and Indefinite-lived Intangible Assets

As a result of the acquisition of Element Energy, Inc. on December 31, 2012, the Company recorded $2,486 of goodwill and $3,100 of indefinite-lived intangible assets which consist of in-process research and development. There was no impairment of goodwill or indefinite-lived intangible asset during the three and six months ended June 30, 2013.

5.	Stock Repurchases

Our board of directors authorized an initial repurchase plan of $15 million in July 2007, which was

VOLTERRA SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

completed in January 2008. Our board of directors has since authorized an additional $60 million of repurchases in additional increments in January 2008, October 2008, April 2009, May 2010, October 2010 and July 2012, and the Company repurchased 272 thousand shares during the three months ended June 30, 2013 for $3.7 million, at an average cost of $13.67 per share including commissions. The Company repurchased 401 thousand shares during the six months ended June 30, 2013 for $5.6 million, at an average cost of $13.96 per share, including commissions. The Company repurchased 34 thousand shares during the three months ended June 30, 2012 for $1.0 million, at an average cost of $29.22 per share, including commissions. The Company repurchased 68 thousand shares during the six months ended June 30, 2012 for $2.0 million, at an average cost of $29.47 per share, including commissions.

The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date. Shares repurchased during the three months ended June 30, 2013 have been reported as treasury stock. As of June 30, 2013, this repurchase program has $3.5 million remaining under the Company’s repurchase authorization.

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

Short-term investments have remaining contractual maturities on the date of purchase greater than 90 days but less than one year. Investments in debt securities are classified as held-to-maturity. Unrealized gain and losses were not material at June 30, 2013.

The fair value of financial assets measured at fair value on a recurring basis was determined using the following inputs:

	June 30, 2013
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$99,564	$99,564	$—	$—

Total	$99,564	$99,564	$—	$—

	December 31, 2012
	Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$98,562	$98,562	$—	$—

Total	$98,562	$98,562	$—	$—

In addition, the Company held $1 million and $2 million of Level 1 U.S. Treasuries at June 30, 2013 and December 31, 2013, respectively, which are measured at fair value on a non-recurring basis as these investments are held-to-maturity.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A trial date to determine damages or willfulness has been tentatively set for November 4, 2013. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2013.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. Such case was subsequently transferred to, and is currently being heard in, the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2013.

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

Our net revenue was $156.0 million and $168.0 million in 2011 and 2012, respectively, and $74.3 million for the six months ending June 30, 2013. We generated net income of $20.6 million and $22.8 million in 2011 and 2012, respectively, and $3.8 million in the six months ending June 30, 2013. As of June 30, 2013, we had retained earnings of $69.8 million.

Our net revenue consists primarily of sales of our power management semiconductor products. When evaluating our net revenue, we categorize our sales into three major markets: servers and storage; networking and communications; and consumer and portable. We are now developing products for the energy market, but such products did not generate any revenue as of June 30, 2013, and as such, this discussion and analysis will be focused on our sales in the three major markets described above. The electronics manufacturing industry is complex and disaggregated, and electronic system producers typically utilize distributors and outsourced suppliers to provide procurement, manufacturing, design, and other supply chain related services within the industry. We attempt to quantify the amount of sales within the major markets identified above, but such quantified amounts are approximations only, as we must rely upon estimates and assumptions regarding the incorporation of our products sold to distributors or other outsourced suppliers into the systems of the OEMs, ODMs, CEMs, or merchant power supply manufacturers for each particular market. In the second quarter of 2013, we estimate that 68% of our net revenue was derived from sales in the server and storage market, 25% from the consumer and portable market and 7% from the networking and communications market. We believe that the most significant portion of our revenues for the remainder of the current fiscal year will continue to be derived from sales in the server and storage market. We expect revenues in our consumer and portable market will decline over time as we de-emphasize our activities in that market, and focus our resources on other growth opportunities, such as the energy market.

Our sales and accounts receivable are currently concentrated with a small group of customers, and we expect this to continue in the future. In the second quarter of 2013, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 56% of our net revenue. In the second quarter of 2012, three customers each accounted for more than 10% of our net revenue, and collectively accounted for 63% of our net revenue. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with these same customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these customers may generate. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate substantial “indirect” demand from distributors and outsourced suppliers. If any such customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the customer, but we could also lose a portion of the indirect revenue from third parties who do business with such customer. If we were to lose or experience a significant reduction in demand from one or more of our key customers either to which we sell directly or which generates “indirect” demand or if we were to fail to collect our accounts receivable from one or more of our key customers, our operating results and financial position would be materially adversely impacted.

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

We recognize revenue on our sales upon shipment with a provision for estimated sales returns and allowances. A portion of our revenues comes from customer orders that are both received and shipped against within the same quarter, or “turns business,” which is inherently difficult to forecast. We estimate turns business as a percent of net revenue as the ratio of net revenue less beginning backlog to net revenue making adjustments for the effect of sales return reserves or other adjustments to net revenue not included in backlog. Turns business was between 20% and 30% in the second quarter of 2013, between 15% and 25% in the first quarter of 2013 and the second quarter of 2012. If our turns business increases, forecasting revenue becomes more difficult. Generally, our current sales practice allows customers to, and customers routinely do, revise and cancel orders and reschedule delivery dates on relatively short notice pursuant to changes in the customer’s requirements. In addition, in circumstances where we have achieved our objectives in a period or when we have limited or insufficient inventory available, we may delay shipment of orders. For these reasons, backlog has limited value as a predictor of future revenues.

We typically sell directly through our internal sales force to customers in North America. We sell both directly and indirectly through distributors internationally, under agreements that generally do not provide for price adjustments after purchase and provide limited return rights in the event of product failure. We have made no U.S. sales to distributors. During the second quarter of 2013, sales to international distributors represented 28% of net revenue, compared to 24% in the first quarter of 2013 and 31% in the second quarter of 2012. We expect the sales channels we use and the mix of business between distribution and direct sales to change as our product offerings and customers evolve.

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

We purchase our inventory pursuant to standard purchase orders. As lead times at our manufacturing vendors can be up to three months or more, we typically build inventory based on our sales forecasts rather than customers’ orders, subjecting us to inventory risk. If, after initial orders are placed, we change certain features of our product to accommodate customer requirements, we may create additional inventory that we may not be able to sell. In the event of an inventory write-down either because the inventory exceeds demand, becomes obsolete, or contains previously undetected defects and must be reworked or scrapped, our gross margins could be materially adversely impacted. On the other hand, because our manufacturing lead times tend to be longer than our order lead times and capacity at our manufacturing vendors may be constrained, our net revenue and relationship with our customers could be adversely impacted if we do not have adequate inventory available to meet customer demand. Our inventory levels were $21.2 million at the end of the second quarter of 2013, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, decreased to 2.7 in the second quarter of 2013 compared to 3.8 turns in first quarter of 2013 and 4.3 turns in the second quarter of 2012. If the amount of inventory we are holding increases or our inventory turns decrease, the risk of a potential inventory write-down and adverse impact on our gross margins increases.

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

Litigation expenses consist primarily of attorneys’ fees and costs and expenses associated with our litigation matters described in Item 1 of Part II - Legal Proceedings, and such legal proceedings may continue for the current year and beyond. Our litigation expenses were approximately $1.0 million in the second quarter of 2013 and $1.8 million for the six months ended June 30, 2013.

Our income tax provision is dependent on our estimated annual effective tax rate. Our annual effective tax rate has fluctuated and is dependent on the mix of income and losses between domestic and international operations. Additionally, our annual effective tax rate may be impacted by any future utilization of available net operating loss and carryforwards to offset taxable income, the utilization of tax credit carry forwards to offset income tax in the U.S. and changing statutory income tax rates. Our domestic deferred tax assets are fully offset by a valuation allowance because, based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets will not be realized. If we later determine that it is more likely than not that the deferred tax assets would be realized, we may revise this assessment, which could result in a favorable adjustment to the reported income tax provision in the period of re-assessment followed by higher reported tax rates in subsequent periods. Our foreign income is typically subject to lower statutory rates than our domestic income. We expect that both our geographical mix of taxable income and losses as well as the statutory income tax rates we are subject to internationally may change over time, resulting in changes to our effective tax rate and reported income tax provision.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2013 as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 6, 2013.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	100%	100%	100%	100%
Cost of revenue	42	42	43	42

Gross margin	58	58	57	58

Operating expenses:
Research and development	31	25	30	25
Selling, general and administrative	21	16	19	16
Litigation	3	3	3	3

Total operating expenses	55	44	52	44

Income from operations	3	14	5	14
Non-operating expense (income), net	—	—	—	—

Income before income taxes	3	14	5	14
Income tax expense	1	—	—	—

Net income	2%	14%	5%	14%

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Net Revenue. Net revenue was $34.4 million in the three months ended June 30, 2013 and $43.6 million in the three months ended June 30, 2012, a decrease of 21%. Revenues decreased approximately $7.3 million in consumer and portable and $2.2 million in server and storage, and increased $0.4 million in networking and communications.

Cost of Revenue and Gross Profit. Cost of revenue was $14.4 million for the three months ended June 30, 2013 and $18.3 million for the three months ended June 30, 2012, a decrease of 21%. Gross profit was $20.0 million for the three months ended June 30, 2013 and $25.3 million for the three months ended June 30, 2012, a decrease of 21%, due to a decrease in overall shipments. Gross margin was 58% for the three months ended June 30, 2013 compared to 58% for the three months ended June 30, 2012.

Research and Development. Research and development expenses were $10.9 million for the three months ended June 30, 2013 and $11.0 million for the three months ended June 30, 2012, a decrease of 1%. The decrease was due primarily to a reduction of $0.1 million in wages and related expenses and a reduction of $0.2 million in product development expenses, partially offset by an increase of $0.2 million in stock-based compensation expense.

Selling, General and Administrative. Selling, general and administrative expenses were $7.1 million for the three months ended June 30, 2013 and $6.8 million for the three months ended June 30, 2012, an increase of 4%. The increase was due primarily to an increase of $0.4 million in customer related expenses, partially offset by a decrease of $0.1 million in stock-based compensation expense.

Litigation. Litigation expenses were approximately $1.0 million for the three months ended June 30, 2013 and $1.3 million for the three months ended June 30, 2012, a decrease of 20%. The decrease was primarily due to a decrease in activity related to the litigation described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $205 thousand and $131 thousand for the three months ended June 30, 2013 and 2012, respectively.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Net Revenue. Net revenue was $74.3 million in the six months ended June 30, 2013 and $85.6 million in the six months ended June 30, 2012, a decrease of 13%. The decrease in net revenue was primarily due to decreases of $11.5 million and $0.4 million in sales to the consumer and portable and the server and storage markets, respectively, partially offset by an increase of $0.5 million in sales to the networking and communications market.

Cost of Revenue and Gross Profit. Cost of revenue was $31.6 million for the six months ended June 30, 2013 and $36.2 million for the six months ended June 30, 2012, a decrease of 13%. Gross profit was $42.7 million for the six months ended June 30, 2013 and $49.4 million for the six months ended June 30, 2012, a decrease of 14%. Gross margin was 57% for the six months ended June 30, 2013 and 58% for the six months ended June 30, 2012. The decrease in gross margin for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to lower yields.

Research and Development. Research and development expenses were $22.4 million for the six months ended June 30, 2013 and $21.4 million for the six months ended June 30, 2012, an increase of 5%. The increase was primarily due to increases in wages and related expenses of $0.7 million, stock-based compensation expense of $0.3 million and higher depreciation of $0.2 million, partially offset by lower performance based bonus accruals of $0.4 million.

Selling, General and Administrative. Selling, general and administrative expenses were $14.3 million for the six months ended June 30, 2013 and $13.7 million for the six months ended June 30, 2012, an increase of 4%. The increase was primarily due to an increase in customer related expenses of $0.6 million, and patent related legal costs of $0.3 million, partially offset by decreased wages and performance based bonus accruals of $0.5 million.

Litigation. Litigation expenses were approximately $1.8 million for the six months ended June 30, 2013 and $2.0 million for the six months ended June 30, 2012, a decrease of 8%. The decrease was primarily due to the decrease in activity related to the litigation described in Item 1 of Part II - Legal Proceedings.

Provision for Income Tax. Income tax provision was $300 thousand and $188 thousand for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $181.4 million, including cash, cash equivalents and short-term investments of $155.0 million, compared to working capital of $175.6 million, including cash and cash equivalents of $150.4 million, as of December 31, 2012. Our cash, cash equivalents and short-term investments increased by $4.6 million in the six months ended June 30, 2013. We currently have no debt and believe that our current cash, cash equivalents, and short-term investments as well as expected cash flows from operations will be sufficient to continue to fund our operations and meet our capital needs for the current fiscal year and the foreseeable future.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. Our operating activities provided net cash of $13.8 million and $15.5 million for the six months ended June 30, 2013 and 2012, respectively.

Cash provided from operating activities for the six months ended June 30, 2013 was primarily due to net income of $3.8 million, adjustments for non-cash items of $7.1 million, a decrease in accounts receivable of $2.6 million, and increase in accounts payable of $2.0 million. The primary non-cash items were stock-based compensation of $5.3 million and depreciation and amortization of $1.9 million. The decrease in accounts receivable was primarily due to decreased net revenue and the increase in accounts payable was primarily due to the timing of payments for accrued expenses. The above increases in cash were partially offset an increase of inventories of $2.5 million. The increase in inventories was primarily to support ongoing customer demand.

Cash provided from operating activities for the six months ended June 30, 2012 was primarily due to net income of $12.2 million, adjustments for non-cash items of $6.4 million and an increase in other liabilities of $1.2 million, which was primarily due to an increase in profit-dependent accruals. The primary non-cash items were stock-based compensation of $4.9 million and depreciation and amortization of $1.5 million. The above increases in cash were partially offset by increases in accounts receivable and inventories of $3.3 million and $2.3 million, respectively. The increase in accounts receivable was primarily due to an increase in net revenue and the increase in inventories was primarily to support customer demand.

Our investing activities used net cash of $5.4 million and $4.4 million in the six months ended June 30, 2013 and 2012, respectively. The primary use of cash for the six months ended June 30, 2013 was cash paid for acquisitions of $3.9 million, the purchase of short-term investments of $4.0 million and purchases of property and equipment of $2.5 million, partially offset by maturities of short-term investments of $5.0 million. The primary use of cash for the six months ended June 30, 2012 was the purchase of short-term investments of $4.0 million and purchases of property and equipment of $2.4 million, partially offset by maturities of short-term investments of $2.0 million.

Our financing activities used net cash of $2.8 million in the six months ended June 30, 2013, and provided net cash of $7.0 million for the six months ended June 30, 2012. The primary use of cash for the six months ended June 30, 2013 was the repurchase of our common stock of $5.6 million, partially offset by proceeds from the sale of securities under the stock option and employee stock purchase plan of $2.9 million. The sources of cash for the six months ended June 30, 2012 were from proceeds from the sale of securities under the stock option and employee stock purchase plan of $9.1 million, partially offset by offset by repurchases of our common stock of $2.0 million.

As June 30, 2013, the cash, cash equivalents and short-term investments held by our foreign subsidiaries was approximately $85.6 million. If these funds were repatriated to the U.S., under current tax law, we could be required to accrue and pay U.S. taxes on a portion of these funds. Our current plan is to permanently reinvest these funds outside the U.S.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2013 (in thousands) and the periods in which such obligations are expected to be settled:

Fiscal Year	Purchase obligations	Operating lease obligations
2013	$4,172	$1,043
2014	—	1,463
2015	—	1,227
2016	—	968
2017	—	927
Thereafter	—	155

Total	$4,172	$5,783

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

Recent Accounting Pronouncements

We have determined that there were no recent accounting pronouncements issued during the three months ended June 30, 2013 that are expected to have a material impact on the our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2013, there were no material changes to the quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 6, 2013.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2013, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A trial related to our integrated power stage patents, U.S. Patent Nos. 6,278,264 and 6,462,522 was held in May 2011. The court had determined that Volterra’s asserted claims were infringed by Defendant’s accused products, and a unanimous jury found that all asserted claims were also valid and not obvious. A trial date to determine damages or willfulness has been tentatively set for November 4, 2013. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2013.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 2009, and as updated in subsequent public filings, Infineon Technologies AG filed a lawsuit against us in Delaware for infringement of four patents assigned to Infineon, seeking damages, enhanced damages for willful infringement and injunctive relief. Such case was subsequently transferred to, and is currently being heard in, the United States District Court, Northern District of California. There have been no further material developments in these litigation proceedings during the quarter ended June 30, 2013.

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

Risks Related to our Financial Performance

Our financial performance in the past has fluctuated and may continue to do so in the future.*

We have been profitable on an annual basis since 2004, following annual net losses from 1996 through 2003, but our revenues have fluctuated significantly over such years and on a period to period basis and may continue to do so. From 2011 to 2012, our annual net revenue increased 8% from $156.0 million to $168.0 million, while from 2010 to 2011, our annual net revenue increased only 2%. In the first and second quarters of 2012, our revenue increased 8% and 4%, sequentially, and in the third and fourth quarters of 2012, our revenue decreased 3% and 4%, sequentially. We expect our quarterly and annual revenue to continue to fluctuate. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results.

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

•	our ability to develop new products or new generations and versions of our existing products that achieve market acceptance in a timely manner;

•	demand for our products or the electronic systems into which our products are incorporated and our ability to accurately forecast such demand;

•	our ability to develop products that comply with new technologies and system requirements;

•	varying order patterns in the markets in which we sell our products;

•	the loss of one or more key customers;

•	claims related to undetected design or process errors or defects, or failure to meet our customers’ specifications;

•	a significant reduction in sales to, or significant product returns by, one or more key customers;

•	our management of our own inventory levels to meet changes in demand;

•	changes in orders both received and shipped during the same quarter (our “turns business”);

•	the volatile nature of the semiconductor industry;

•	changes in the condition of the world economy;

•	the loss of one or more key distributors, or a significant reduction in orders from one or more key distributors, which we are unable to replace;

•	our customers’ failure to pay us on a timely basis, or at all;

•	the timing of introductions of competing products or technologies;

•	litigation involving us or our products;

•	disputes regarding intellectual property rights;

•	changes in the prices of our products or the electronic systems into which our products are incorporated;

•	our ability to obtain sufficient capacity from foundries and other third-party subcontractors to manufacture, assemble and test our products on a timely and cost-effective basis;

•	the ability of our foundries and third-party subcontractors to achieve satisfactory yields or quality;

•	the ability of our manufacturing subcontractors to manufacture our products on a timely and cost effective basis;

•	our ability to fulfill orders for our products in a timely manner, or at all; and

•	our ability to adequately support our future growth.

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

In the second quarter of 2013, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 56% of our net revenue. In the second quarter of 2012, three customers each accounted for more than 10% of our net revenue, and collectively accounted for at least 63% of our net revenue. In the second quarter of 2013, all of our revenue was in our computing, storage, networking and consumer markets. While we report revenue for direct sales to particular customers, our sales data may not accurately reflect the additional “indirect” demand from distributors and outsourced suppliers who purchase our products pursuant to their business relationships with such significant customers. Because we have less visibility into and are not able to quantify this “indirect” demand, we are unable to determine how much additional revenue these significant customers may affect. In addition, our sales data also may not identify customers who do not directly account for 10% of our net revenue, but may be significant in that such customers also generate significant “indirect” demand from distributors and outsourced suppliers. If any such significant customer were to stop incorporating our products or third party products containing our components into its designs, we would not only lose the direct revenue we receive from the significant customer, but we could also lose a portion of the revenue from third parties who do business with such significant customer. We expect demand from a small number of customers to continue to account for a substantial portion of our net revenue for the current fiscal year, and consolidation among our customers may increase our customer concentration. The loss of any of our major customers, or the inability of such major customer to pay us, could materially adversely impact our operating results and financial position.

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

Our inventory levels were $21.2 million at the end of the second quarter of 2013, and inventory turns, calculated as our annualized cost of revenue for the quarter divided by our inventories as of the end of such quarter, decreased to 2.7 turns in the second quarter of 2013 compared to 3.8 turns in the first quarter of 2013 and 4.3 turns in the second quarter of 2012. As the amount of inventories we are holding increases or our inventory turns decrease, the risk of a future potential inventory write-down and adverse impact on our financial results increases.

We rely on a small number of distributors to market and distribute our products, and if we fail to manage these relationships, our net revenue may decline.*

Many purchases of our products are made through a concentrated group of distributors, which group may change over time. Our sales to distributors accounted for 28% of our net revenue in the second quarter of 2013 compared to 31% in the second quarter of 2012. None of our distributors are required to purchase a specified minimum level of products from us. Currently, our sales to distributors are made pursuant to standard purchase orders rather than long-term contracts and although we do not grant them a right of return pursuant to these purchase orders, their orders may be cancelled or changed more readily than if we had long-term purchase commitments. In the event of a cancellation, reduction or delay of an order, we may not have enough time to reduce operating expenses, or may elect to not reduce expenses, to minimize the effect of the lost revenue on our business. We also rely on our distributors to provide certain support services and other customer service to our customers. If they fail to provide appropriate levels of support and service to our customers on a timely basis, our relationships with our customers will suffer.

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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*

We rely primarily on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, or use information that we regard as proprietary, such as product design and manufacturing process expertise. We are currently involved in a patent infringement lawsuit in the United States District Court in the Northern District of California against Infineon Technologies AG, Infineon Technologies North America Corporation and Primarion, Inc., (collectively, the “Defendants”) for infringement of several of our patents, to which Defendants have filed affirmative defenses and counterclaims, including claims for declaratory relief for inequitable conduct before the U.S. patent office and for Sherman Act violations. We are also involved in a patent infringement lawsuit in the United States District Court for the Northern District of California against Infineon Technologies AG in which we are accused of infringing four patents assigned to Infineon. These actions, and other potentially similar actions, consume significant financial and other resources. In the three months ended June 30, 2013, our litigation related expenses were approximately $1.0 million and in 2012 were approximately $3.5 million. While we believe in the strength of our positions, we are unable to assess the ultimate outcome or possible losses relating to these cases, and there is no guarantee that any such proceedings would be successful on its merits or that we will receive monetary damages awards or recoup our legal expenses. Because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of June 30, 2013, we had 105 patents issued and 93 patent applications pending in the United States, and five foreign patents issued and 66 foreign patent applications pending. These patents have expiration dates ranging from December 2017 to August 2031. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Furthermore, changes in either the intellectual property laws or in interpretations of intellectual property laws in the

United States and other countries may diminish the value of our intellectual property. For instance, the U.S. recently enacted changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The enforcement of patents by others may harm our ability to conduct our business. If we fail to effectively protect our intellectual property, our business could be harmed.

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

Our products are highly complex and may require modifications to resolve previously undetected design or process errors or defects and to meet our customers’ specifications, which could lead to an increase in our costs, a loss of revenue and customers, a delay in market acceptance of our products, or product liability claims.*

Our power management products are highly complex and may contain previously undetected errors or defects in design that may significantly affect yields or quality. If we deliver products with undiscovered errors or defects, these products may be the subject of a warranty claim or a claim related to product performance, and we may suffer a reduction in or deferral of our revenue or other financial claims or liabilities that could materially impact our operating results and financial position. We may incur product replacement costs, and we may have to rework or scrap inventory that is returned. In addition, we may incur additional manufacturing and/or development costs to fix the defect or error and may have to rework or scrap inventory that had been built with the error or defect resulting in additional costs. If we are unable to fully recover or be reimbursed for all or a portion of these costs, our financial position and operating results may be adversely impacted. Also, as a result of shipping products with defects or errors, our credibility and the market acceptance of our products could be harmed and these defects or errors could harm our relationships with our customers. Defects could also lead to liability for defective products as a result of lawsuits against our customers or us. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. In the future, as we increase the amount of business with any given customer, we may be expected to agree upon additional terms and conditions of sale regarding product quality or product defects which may increase our costs, obligations and liabilities in connection with our product sales. We maintain limited insurance coverage to defray potential costs from lawsuits, including lawsuits arising from product liability, but if liabilities arise that are not effectively limited or covered by such insurance, a successful product liability claim could require us to pay a significant amount of damages, which could have a material adverse impact on our financial results and financial position.

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

Risks Related to our International Activities

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, additional regulatory restrictions and political instability.*

A number of our customers are multinational corporations, with operations located throughout the world. In the second quarter of 2013, 96% of our net revenue was attributable to customers, or customers’ operations, located outside of the United States, primarily in China and Singapore, and we anticipate that a significant portion of our future revenue will continue to be generated by sales to these customers or to the customers’ operations in China and Singapore. We have engineering, sales, and operations personnel in, China, Japan, Singapore, Taiwan and the United Kingdom. Our foundries, assembly and test subcontractors, and distributors are also primarily located in Asia. Our international operations and sales are subject to a number of risks, including, but not limited to:

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

We do not hedge fluctuations in currency exchange rates, which could harm our financial results.*

Substantially all sales to international customers and purchases of production materials and manufacturing services from international suppliers in 2012 and during the six months ended June 30, 2013 were denominated in U.S. dollars. However, fluctuations in currency exchange rates could have an effect on our results of operations and financial condition. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. If the value of the U.S. dollar decreases relative to foreign currencies, this could result in an increase in the effective costs of working with our international vendors or suppliers, and our ability to control our cost structure and maintain our financial results could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase activity for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 to April 30, 2013	102,750	$13.51	102,750	$5,796,618
May 1, 2013 to May 31, 2013	90,902	$13.53	90,902	$4,566,976
June 1, 2013 to June 30, 2013	78,248	$14.04	78,248	$3,468,420

Total	271,900	$13.67	271,900

1	Represents shares of Common Stock repurchased in the open market in connection with our share repurchase program. Our board of director authorized an initial repurchase plan of $15 million in July 2007, which was completed in January 2008. Our board of directors has since authorized an additional $60 million of repurchases in additional increments in January 2008, October 2008, April 2009, May 2010, October 2010 and July 2012. As of June 30, 2013, of the $75 million total share repurchases that have been authorized, $71.5 million has been repurchased, and $3.5 million remains authorized. There is no expiration date associated with our share repurchase program.
2	Includes $0.02 per share broker commission.

Item 6. Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Volterra Semiconductor Corporation.

3.2 (2)	Amended and Restated Bylaws of Volterra Semiconductor Corporation.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Specimen stock certificate.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit 3.1 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on September 9, 2004, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to Volterra Semiconductor Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 1, 2007, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Volterra Semiconductor Corporation’s Registration Statement on Form S-1/A (No. 333-115614), as filed with the Securities and Exchange Commission on July 9, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Volterra Semiconductor Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2013	VOLTERRA SEMICONDUCTOR CORPORATION

	By:	/s/ Mike Burns
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